Form 10-Q
period 2000-06-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2000-08-14
CIK 1105841

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number:333-30274

--------------------------------------------------------------------------------

                         ClickSoftware Technologies Ltd.
             (Exact name of Registrant as specified in its charter)

             ISRAEL                                          Not Applicable
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                               34 Habarzel Street
                                Tel Aviv, Israel
                    (Address of principal executive offices)

                                 (972-3)765-9400
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     As of June 30, 2000, there were 25,380,754 shares of the Registrant's common stock, par value 0.02 NIS, outstanding.

(1) The Registrant became subject to the reporting requirements of the Securities Exchange Act of 1934 at the time of its initial public offering on June 22, 2000.

                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     (a)  Condensed Consolidated Balance Sheets as of December 31, 1999 and June
          30, 2000..................................................................................  3

     (b)  Condensed Consolidated Statements of Operations for the Three Months
          Ended and Six Months Ended June 30, 1999 and June 30, 2000................................  4

     (c)  Condensed Consolidated Statements of Cash Flows for Six Months Ended
          June 30, 1999 and June 30, 2000...........................................................  5

     (d)  Notes to Condensed Consolidated Financial Statements......................................  6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......  7

     Factors That May Affect Future Results......................................................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................. 25



PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................................... 26

Item 2. Changes in Securities and Use of Proceeds................................................... 26

Item 4. Submission of Matters to a Vote of Security Holders......................................... 27

Item 6. Exhibits and Reports on Form 8-K ........................................................... 27

Signatures.......................................................................................... 27

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                         ClickSoftware Technologies Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                       December 31,    June 30,
                                                                           1999          2000
                                                                       ------------   ---------
ASSETS
     Current Assets:

         Cash and cash equivalents                                      $   7,838     $  25,946
         Trade receivables                                                  3,966         4,656
         Other receivables and prepaid expenses                               465           968
                                                                        ---------     ---------
               Total current assets                                        12,269        31,570
     Property and equipment, Net                                            1,498         2,687
     Severance pay deposits                                                   428           479
                                                                        ---------     ---------
     Total Assets                                                       $  14,195     $  34,736
                                                                        =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities

         Short term debt                                                $     320     $     173
         Accounts payable and accrued expenses                              2,799         3,760
         Deferred revenue                                                   1,143           202
                                                                        ---------     ---------
               Total Current Liabilities                                    4,262         4,135
                                                                        ---------     ---------
     Long Term Liabilities

         Long-term debt                                                       213           140
         Accrued severance pay, net                                           899         1,168
                                                                        ---------     ---------
        Total Long Term Liabilities                                         1,112         1,308
                                                                        ---------     ---------
        Total Liabilities                                                   5,374         5,443
                                                                        ---------     ---------



     Shareholders' Equity
         Ordinary shares

          NIS 0.02 par value; Authorized - 25,645,039 shares
          as of December 31, 1999 and 100,000,000 shares as
          of June 30, 2000. Issued and outstanding - 20,708,714
          shares as of December 31, 1999 and 25,380,754 as
          of June 30, 2000                                                     73            96

         Convertible preferred shares

          Authorized - none as of December 31, 1999 and 5,000,000
          shares as of June 30, 2000. Issued and outstanding -
          none as of December 31, 1999 and none as of June 30, 2000.           --            --
         Additional paid-in capital                                        40,052        65,879
         Deferred compensation                                            (2,663)       (1,953)
         Accumulated deficit                                             (28,641)      (34,729)
                                                                        ---------     ---------
               Total Shareholders' Equity                                   8,821        29,293
                                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  14,195     $  34,736
                                                                        =========     =========



See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                   THREE MONTHS             SIX MONTHS
                                                   ENDED JUNE 30           ENDED JUNE 30
                                              -----------------------  ----------------------
                                              1999          2000         1999          2000
                                            ---------     --------     --------      --------
Revenues:
 Software License                           $  1,033      $  2,960     $  1,791      $  5,086
 Service and maintenance                       1,308         1,348        2,579         2,733
                                            --------      --------     --------      --------
  Total Revenues                                2,341        4,308        4,370         7,819
Cost of revenues:
 Software License                                 11            23           18           133
 Service and maintenance                         958         1,351        1,883         2,564
                                            --------      --------     --------      --------
  Total cost of revenue                          969         1,374        1,901         2,697
                                            --------      --------     --------      --------
 Gross Profit                                  1,372         2,934        2,469         5,122
                                            --------      --------     --------      --------
Operating expenses

 Research and development, net                   625         1,341        1,178         2,405
 Sales and marketing expenses                  1,811         3,164        3,705         6,338
 General and administrative expenses             435           804          858         1,756
 Share-based Compensation                         14           355           40           710
                                            --------      --------     --------      --------
    Total operating expenses                   2,885         5,664        5,781        11,209
                                            --------      --------     --------      --------
Operating loss                               (1,513)       (2,730)      (3,312)        (6,087)
 Interest and other(expenses) income, net       (65)           (6)         (87)            (1)
                                            --------      --------     --------      --------
Net Loss                                    $(1,578)      $(2,736)     $(3,399)      $ (6,088)
                                            ========      ========     ========      ========

Basic and Diluted Net Loss Per Share        $ (0.09)      $ (0.14)     $ (0.19)      $  (0.31)
                                            ========      ========     ========      ========

Shares Used In Calculating Basic and
  Diluted Net Loss Per Share                  17,617        20,266        17,617       19,884
                                            ========      ========     =========     =========



See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ---------------------
                                                                  1999         2000
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $(3,399)     $ (6,088)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Expenses not affecting operating cash flows:
    Depreciation                                                    232           309
    Amortization of deferred compensation                            40           710
    Severance pay, net                                              108           218
  Changes in operating assets and liabilities:
    Trade receivables                                            (1,224)         (690)
    Other receivables                                              (157)         (503)
    Accounts payable and accrued expenses                           293           961
    Deferred revenues                                             1,696          (941)
                                                                --------     --------
    NET CASH USED IN OPERATING ACTIVITIES                        (2,411)       (6,025)
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                             (342)       (1,498)
                                                                --------     --------
    NET CASH USED IN INVESTING ACTIVITIES                          (342)       (1,498)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt                                                      80          (147)
Proceeds from long-term debt                                        (50)          (73)
Net proceeds from issuance of shares                                           24,875
Net proceeds from warrants exercised                                              579
Employee options exercised                                                        396
                                                                --------     --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                        30        25,630
                                                                --------     --------

NET INCREASE IN CASH AND EQUIVALENTS                             (2,723)       18,107
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         3,770         7,838
                                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 1,047      $ 25,946
                                                                ========     ========



See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (INFORMATION AS OF JUNE 30, 2000 FOR THE THREE MONTHS AND
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000)

1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2000. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 1999 which are included in ClickSoftware's Registration Statement on Form S-1 (File No. 333-30274 filed with the Securities and Exchange Commission.

2. Net Income (Loss) Per Share. ClickSoftware computes net income (loss) per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average ordinary shares outstanding are on a pro-forma basis for the year 1999. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

                                     Three Months Ended           Six Months Ended
                                          June 30,                     June 30,
                                 ---------------------------------------------------------
                                    1999          2000           1999           2000
                                 ---------------------------------------------------------
NET LOSS (NUMERATOR)
 basic and diluted                $    (1,578)  $    (2,737)   $    (3,399)   $    (6,088)
                                 ---------------------------------------------------------

SHARES
(DENOMINATOR)

               Weighted            17,616,628    20,266,123     17,616,628     19,884,040
               Average
               Ordinary Shares
               Outstanding
                                 =========================================================
Net Loss per share basic and
  diluted                        $      (0.09)  $     (0.14)   $     (0.19)   $     (0.31)
                                 =========================================================

3. Initial Public Offering. On June 23, 2000, ClickSoftware completed the initial public offering of its ordinary shares (the "IPO"). A total of 4,000,000 shares of ClickSoftware ordinary shares were sold to the public at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $1.96 million in underwriting discounts before expenses, were approximately $26.04 million. Concurrent with the IPO, all of the shares of the Company's Series A, Series B, Series C and Series D convertible preferred stock ("Preferred

     Stock") were converted into shares of the Company's common stock on a share for share basis.

4. Exercise of Underwriters' Overallotment Option. On July 20, 2000 and subsequent to the date of these financial statements the IPO Underwriters exercised their overallotment Option and purchased 600,000 additional ordinary shares from ClickSoftware at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $0.3 million in underwriting discounts before expenses, were approximately $3.9 million.

5. Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial statements.

     In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 as required in the second quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

6. The number of authorized and outstanding ordinary shares as of December 31, 1999 are on a pro-forma basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. These forward looking statements include, among others, those statements including the words, "expects", "anticipates", "intends", "believes" and similar language. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in the section titled "Risk Factors" in this prospectus.

OVERVIEW

We derive revenues from software licensing and service and maintenance fees. Software license revenues are comprised of perpetual or annual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. License fees are based upon an initial fee determined by the number of service resources to be scheduled, followed by periodic maintenance fees. In conjunction with the repositioning of our ClickSchedule and ClickFix product lines, we introduced additional software license pricing structures to our clients which includes lower initial license fees followed by monthly payments, and is based on the number of scheduling transactions conducted. We introduced this pricing structure to offer a more flexible pricing structure for our clients with seasonal businesses and for our clients which do not schedule their own resources or experience a high degree of variability in the number of scheduling transactions conducted.

We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software

Revenue Recognition," or SOP 97-2, as amended by Statement of Position 98-4. Under SOP 97-2, we recognize software license revenues when a software license agreement has been executed or a definitive purchase order has been received and the product has been delivered to our clients, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable.

Service and maintenance revenues are comprised of revenues from implementation, consulting, training release updates, and customer service support fees. Clients licensing our products generally purchase consulting agreements from us. Consulting revenues are recognized on a straight-line basis over the life of the agreement. Consulting services are billed at an agreed-upon rate plus incurred expenses. Customer support is charged as a percentage of license fees depending upon the level of support coverage requested by the customer. Our products are marketed worldwide through a combination of a direct sales force, consultants and various business relationships we have with implementation and technology companies and resellers.

Cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists of expenses related to media duplication and packaging of our products. Cost of service and maintenance revenues consists of expenses related to salaries, expenses of our professional services organizations, costs related to third-party consultants, and equipment costs.

We believe that as our client base matures, and as an increasing number of existing clients purchase additional licenses, the percentage of revenues derived from license fees will increase as a percentage of revenues while the percentage of revenues derived from service and maintenance fees will increase on an absolute basis but decrease as a percentage of revenues.

Operating expenses are categorized into research and development expenses, net, sales and marketing expenses, general and administrative expenses, and share based compensation.

Research and development expenses consist primarily of personnel costs to support product development, net of grants received from the Chief Scientist. In return for some of these grants, we are obligated to pay the Israeli Government royalties as described below which are included in sales and marketing expenses. Software research and development costs incurred prior to the establishment of technology feasibility are included in research and development expenses as incurred.

Personnel and related costs, primarily from our direct sales force and marketing staff, comprised 56% of our sales and marketing expenses for the six months ended June 30, 1999 and 60% for the six months ended June 30, 2000. Marketing programs, including advertising, public relations, trade shows and promotional events comprised 44% of our sales and marketing expenses for the six months ended June 30, 1999 and 40% for the six months ended June 30, 2000, net of grants received from the Fund for the Encouragement of Marketing Activities established by the Government of Israel. In return for these grants, we are obligated to pay the Israeli Government royalties as described below. We expect that sales and marketing expenses will increase on an absolute basis over the next year as we hire additional sales and marketing personnel, continue to promote our brand and our new corporate name, continue our Internet initiative, and increase our international sales efforts.

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities, legal, and directors and officers liability insurance.

Share based compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Share based compensation is amortized over the vesting period of the underlying options, generally four years. We recorded deferred share based compensation totaling $3.4 million for the year ended December 31, 1999 and none for the six months ended June 30, 2000. We expensed share based compensation of $40,000 in the six months ended June 30, 1999 and $0.7 million in the six months ended June 30, 2000.

Interest and other (expenses) income, net, includes interest income earned on our cash and cash equivalents, offset by interest expense, and also includes the effects of foreign currency translations.

As of December 31, 1999, we had outstanding trade receivables of approximately $4.0 million which represented approximately 38% of 1999 total revenues. As of June 30, 2000, we had outstanding trade receivables of approximately $4.7 million. Our trade receivables have terms that are negotiated individually with each client. As of June 30, 2000, our DSO (Days Sales Outstanding) was 98 days.

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expense is incurred in New Israeli Shekels ("NIS") and a portion of our revenues and expenses are incurred in British Pounds. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors, including inflation in Israel.

The effects of foreign currency exchange rates on our results of operations for the six months ended June 30, 1999 and 2000 were immaterial.

RESULTS OF OPERATIONS

Our operating results for each of the six months ended June 30, 2000 and 1999 and for the three months ended June 30,1999 and 2000 as a percentage of total revenues are as follows:

                                                   THREE MONTHS           SIX MONTHS
                                                   ENDED JUNE 30         ENDED JUNE 30
                                                ------------------     -----------------
                                                  1999       2000         1999     2000
                                                -------    -------     --------   ------
Revenues:
 Software License                                  44%        69%          41%      65%
 Service and maintenance                           56         31           59       35
                                                  -----      -----        -----    -----
  Total Revenues                                  100        100          100      100
Cost of revenues:
 Software License                                   -          1            -        2
 Service and maintenance                           41         31           43       33
                                                  -----      -----        -----    -----
  Total cost of revenue                            41         32           43       35
                                                  -----      -----        -----    -----
 Gross Profit                                      59         68           56       66
                                                  -----      -----        -----    -----
Operating expenses

 Research and development, net                     27         31           27       31
 Sales and marketing expenses                      77         73           85       81
 General and administrative expenses               19         19           20       22
 Share-based Compensation                           1          8            1        9
                                                  -----      -----        -----    -----
    Total operating expenses                      123        131          132      143
                                                  -----      -----        -----    -----
Loss from operations                              (65)       (63)         (76)     (78)
 Interest and other (expenses) income, net         (3)         -           (2)       -
                                                  -----      -----        -----    -----
Net Loss                                          (67)%      (64)%        (78)%    (78)%
                                                  =====      =====        =====    =====


RESULTS OF OPERATIONS - SUMMARY

Our revenues of $4.3 million for the second quarter ended June 30, 2000, increased from $2.3 million or 84% over the second quarter of 1999. Revenues increased 23% from $3.5 million in first quarter 2000, and the Company's net loss was reduced to $2.7 million. This second quarter loss of $2.7 million is $0.14 per share, compared to the first quarter 2000 loss of $3.4 million, or $0.17 per share. The comparative net loss for the second quarter of 1999 was $1.6 million, or pro forma $0.09 per share, with 13% fewer shares outstanding.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Revenues increased $2.0 million or 84% to $4.3 million in the three months ended June 30 ,2000 from $2.3 million in the three months ended June 30, 1999.

SOFTWARE LICENSE. Software license revenues were $3.0 million or 69% of total revenues in the three months ended June 30, 2000 and $1.0 million or 44% of total revenues in the three months ended June 30, 1999. The increase is due to greater number of customers.

SERVICE AND MAINTENANCE. Service and maintenance revenues were $1.3 million or 31% of revenues in the three months ended June 30, 2000, and $1.3 million or 56% of revenues in the three months ended June 30, 1999. The decrease in service and maintenance revenues as a percentage of revenues for the three months ended June 30, 2000 from the three months ended June 30, 1999 was due primarily to increased sales of ClickSchedule software licenses, decreased implementation times, and an increase in implementation by third party integrators.

COST OF REVENUES. Cost of revenues were $1.4 million or 32% of revenues in the three months ended June 30, 2000, and $1.0 million or 41% of revenues in the three months ended June 30, 1999. The increase in the cost of revenues was due to an increased number of licenses sold and an increase in our use of third party contractors to provide a portion of these services.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $23,000 or 1% of total revenues in the three months ended June 30, 2000, and $11,000 or less than 1% of revenues in the three months ended June 30, 1999.

COST OF SERVICE AND MAINTENANCE. Cost of service and maintenance revenue were $1.4 million or 31% of revenues in the three months ended June 30, 2000, and $1.0 million or 41% of revenues in the three months ended June 30, 1999. This absolute increase in the cost of service and maintenance revenues was due to increased professional services required as a result of the increase in sale of licenses, which resulted in an additional $0.3 million in personnel related costs, and an increase in the use of third party consultants, which resulted in an additional $0.1 million in costs. The total number of professional services employees employed by us was 42 on June 30, 2000 and 31 on June 30, 1999.

GROSS PROFIT. Gross profit as a percentage of revenues was 68% in the three months ended June 30, 2000 as compared to 59% in the three months ended June 30, 1999. This improvement is mostly attributed to change in the revenue mix in favor of higher margin license revenues.

OPERATING EXPENSES. Total operating expenses were $5.7 million or 131% of revenues in the three months ended June 30, 2000 and, $2.9 million or 123% of revenues in the three months ended June 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $1.3 million or 31% of revenues in the three months ended June 30, 2000 and $0.6 million or 27% of revenues in the three months ended June 30, 1999. Due to a delay in the approval process of the grants from Israel's Chief Scientist, we did not accrue $0.3 million in expected grants in the three months ended June 30, 2000. In the three months ended June 30, 1999 research and development included $0.3 million of grants from the Chief Scientist. The grants for fiscal year 2000, were approved subsequent to June 30, 2000 and will be reflected in the financial statements for the third and fourth quarters of 2000. Additionally, research and development expenses for the three months ended June 30, 2000 reflect an increase of $0.4 million in personnel related costs related to development of our products.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3.2 million or 73% of revenues in the three months ended June 30, 2000 and $1.8 million or 77% of revenues in the three months ended June 30, 1999. The increase in sales and marketing expenses was due to additional sales and marketing efforts related to the expansion of our salesforce and market penetration, which resulted in an increase of

$1.1 million of personnel related costs as well as additional marketing costs. We expect that sales and marketing expenses will increase on an absolute basis in future periods as we hire additional sales and marketing personnel, continue to promote our brand, and establish sales in additional geographic areas. The total number of sales and marketing employees employed by us was 60 on June 30, 2000 and 34 on June 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $0.8 million or 19% of revenues in the three months ended June 30, 2000 and $0.4 million or 19% of revenues in the three months ended June 30, 1999. We expect that the absolute dollar amount of general and administrative expenses will increase as we expand our operations and incur incremental costs of being a public company.

SHARE BASED COMPENSATION. Share based compensation for the three months ended March 31, 2000 amounted to $0.4 million of previously recorded deferred compensation. Share based compensation for the three months ended June 30, 1999 amounted to $14,000.

RESULTS OF OPERATIONS FOR Six Months Ended June 30, 2000 and 1999

REVENUES. Revenues increased $3.4 million or 79% to $7.8 million in the six months ended June 30, 2000 from $4.4 million in the six months ended June 30, 1999.

SOFTWARE LICENSE. Software license revenues were $5.1 million or 65% of revenues in six months ended June 30, 2000, and $1.8 million or 41% of revenues in the six months ended June 30, 1999. The increase in software license revenues was due to increased average sales per client, growth of our client base among Internet access and telecommunication service companies, and recurring sales to our installed base of clients.

SERVICE AND MAINTENANCE. Service and maintenance revenues were $2.7 million or 35% of revenues in the six months ended June 30, 2000, and $2.6 million or 59% of revenues in six months ended June 30, 1999. The relatively small increase in service and maintenance revenues was primarily due to ClickSchedule Fast Track initiative, and an increase in implementation by third party integrators.

COST OF REVENUES. Cost of revenues were $2.7 million or 34% of revenues in the six months ended June 30, 2000 and $1.9 million or 43% of revenues in the six months ended June 30, 1999. This increase in the cost of revenues on an absolute basis was due to an increased number of clients.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $133,000 in the six months ended June 30, 2000, and $18,000 in the six months ended June 30, 1999. Cost of software license revenues were less than 2% of revenues in the six months ended June 30, 2000 and in the six months ended June 30, 1999.

COST OF SERVICE AND MAINTENANCE. Cost of service and maintenance revenues were $2.6 million or 33% of revenues in the six months ended June 30, 2000, and $1.9 million or 43% of revenues in the six months ended June 30, 1999. This increase in the cost of service and maintenance revenues was due primarily to an increase in the sale of licenses, which resulted in an increase of $0.4 million in personnel related costs, an increase of $0.2 million in third party related costs and an increase of $0.1 million in other expenses. The total number of professional services employees employed by us was 42 on June 30, 2000 and 31 on June 30, 1999.

GROSS PROFIT. Gross profit as a percentage of revenue was 66% in the six months ended June 30, 2000 as compared to 56% in the six months ended June 30, 1999. This improvement is mostly attributed to the significant increase in high margin license revenues. Our service and maintenance revenues have a significantly lower gross margin than our software license revenues.

OPERATING EXPENSES. Total operating expenses were $11.2 million or 143% of revenues in the six months ended June 30, 2000, and $5.8 million or 132% of revenues in the six months ended June 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $2.4 million or 31% of revenues in the six months ended June 30, 2000, and $1.2 million or 27% of revenues in the six months ended June 30, 1999. Due to a delay in the approval process of the grants from Israel's Chief Scientist, $0.1 of $0.6 million in expected grants for the six months ended June 30, 2000 were recognized as an offset to research and development expenses. In the six months ended June 30, 1999 research and development included $0.6 million of grants from the Chief Scientist. $0.8 million in grants for fiscal year 2000 were approved subsequent to June 30, 2000, and will be reflected in the financial statements of the third and fourth quarters 2000. Additionally, research and development expenses for the six months ended June 30, 2000 reflect an increase of $0.6 million in personnel related costs related to development of our product. We are continuing to invest substantially in research and development, and we expect that research and development expenses will increase on an absolute basis in the future.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $6.3 million or 81% of revenues in six months ended June 30, 2000, $3.7 million or 85% of revenues in six months ended June 30, 1999. The increase was primarily due to marketing efforts related to the expansion of salesforce and market penetration. Personnel related costs increased $1.7 million and other expenses increased $0.9 million. We expect that sales and marketing expenses will increase on an absolute basis in future periods, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales in additional geographic areas.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.8 million or 22% of revenues in the six months ended June 30, 2000, and $0.9 million or 20% of revenues in the six months ended June 30, 1999.

SHARE BASED COMPENSATION. Share based compensation for the six months ended June 30, 2000 amounted to $0.7 million and for six months ended June 30, 1999 amounted to $40,000.

INTEREST AND OTHER (EXPENSES) INCOME, NET. Interest income, net, was $1,000 of net expense in the six months ended June 30, 2000, and $87,000 of net expense in the six months ended June 30, 1999.

INCOME TAXES. As of June 30, 2000, we had approximately $12.0 million of Israeli net operating loss carryforwards, approximately $13.3 million of U.S. federal net operating loss carryforwards and approximately $1.2 million of British net operating loss carryforwards available to offset future taxable income. The Israeli and British net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire in various amounts in the years 2008 to 2013.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception and prior to our initial public offering, we funded operations primarily through the private placement of equity securities and, to a lesser extent, borrowings from financial institutions. We raised an aggregate of approximately $32.0 million, net of issuance costs, from the sale of preferred shares and ordinary shares.

On June 23, 2000, the Company completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $26.0 million before expenses (net of underwriters discount).

In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $3.9 million before expenses (net of underwriters discount). The financial statement for the third quarter 2000 will reflect such proceeds.

Cash used in operations includes expenditures associated with research and development activities and marketing efforts related to promotion of our products.

For the six months ended June 30, 2000, cash used in operations was $6.0 million, consisting of our net loss of $6.1 million, an increase in trade receivables of $0.7 million, partially offset by non-cash charges of $1.2 million, and an increase in accrued expenses of $0.9 million and a decrease in deferred revenues of $0.9 million. For the six months ended June 30, 1999, cash used in operations was $2.4 million, consisting of our net loss of $3.4 million, an increase in trade receivables of $1.2 million, partially offset by non-cash charges of $0.4 million.

As of June 30, 2000, we had outstanding trade receivables of approximately $4.7 million. Our trade receivables typically have terms that are negotiated individually with each client. As of June 30, 2000, our DSO (Days Sales Outstanding) was 98 days.

As of June 30, 2000, we have also received aggregate payments from the Government of the State of Israel in the amount of $3.2 million related to research and development and $0.7 million related to marketing activities. As of June 30, 2000, we have paid or accrued royalties related to these funds in the amount of $1.3 million.

The Company also has an aggregate of $313,000 in term loans relating to borrowings for working capital. One loan is in dollars and bears interest at a rate of LIBOR plus 1% and the other is linked to the Israeli CPI and bears interest at a rate of 5.4%.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $350,000 and secures our performance pursuant to projects with the Government of Israel.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We intend to continue investing significant resources in our sales and marketing and research and development operations in the future. We believe that our current cash balances will be sufficient to fund our operations for at least the next twelve months. After that time, we cannot assure you that cash generated from operations will be sufficient to satisfy our liquidity requirements, and we may need to raise additional capital by selling additional equity or debt securities or by increasing the size of our credit facility. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that is based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company including statements related to products, markets, and future operations, and includes implied statements concerning market acceptance of our products, our growing leadership role in the market, future grants from the Chief Scientist of Israel and future profitability. In addition, when used in this report, the words "likely", "will", "suggests", "may", would", "could", "anticipate", "believe", "estimate", "expect", "intend", "plan", "predict", and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgement of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company's business, operating results or financial condition. Such "forward-looking statements" involve known and unknown risks, uncertainties and other factors which may cause actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. ClickSoftware's achievement of these results may be affected by many factors, including among others, the following: continued market acceptance of our products; delays in or failure to develop future products or enhancements and upgrades to existing products; uncertainties regarding the impact or outcome of our marketing and integration alliances; uncertainties regarding our intellectual property; uncertainties regarding additional grants from the Chief Scientist of Israel; and competition and other risks. Investors are cautioned that these forward-looking statements are inherently uncertain. Should assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. ClickSoftware undertakes no obligation to update forward-looking statements.

You should carefully consider the following factors and other information in this statement before you decide to invest in our ordinary shares. If any of the negative events referred to below occurs, our business, financial condition and results of operations could suffer. In any such case, the trading price of our ordinary shares could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

OUR FINANCIAL PERFORMANCE MAY SUFFER BECAUSE WE HAVE RECENTLY CHANGED OUR STRATEGIC FOCUS. Historically, all of our operating revenue has come from sales of our ClickSchedule product, formerly known as W-6 Service Scheduler, and our ClickFix product, formerly known as TechMate, to clients seeking application software that enables efficient provisioning of services in enterprise, rather than Internet, environments. As a result, while we sold the W-6 technology that is included in ClickSchedule and the TechMate technology that is included in ClickFix prior to 1999, we have only recently sold the new versions for Internet scheduling and troubleshooting. Our current strategy is to expand upon our installed base of clients using our software to become the leading provider of web-scheduling and delivery software solutions for service operations, including Internet companies and companies transitioning to Internet applications. To the extent that our strategy is not successful, our business, operating results and financial condition will suffer.

OUR FINANCIAL PERFORMANCE MAY SUFFER BECAUSE WE HAVE RECENTLY INTRODUCED A NEW PRICING PROGRAM. In December 1999, we introduced a new pricing program for our products. Traditionally, we have generated revenue through one-time sales of licenses to our clients at a price based upon the number of resources optimized. Our new pricing model enables our clients to pay monthly user fees for licenses of our software or to pay on a per-transaction basis. If we have not determined appropriate monthly or per transaction fees for our software licenses, our revenues from software licenses may decrease or may not increase. Our new pricing model may also result in delayed recognition of revenues, which may cause our quarterly operating results to be lower than expected in any particular quarter. Thus far, however, this pricing structure has been selected by only a few customers and not had a significant impact on our revenue.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future.

We expect to continue to incur significant sales and marketing and research and development expenses and expect such expenses to increase significantly. Some of our expenses, such as expenses for administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues. As a result, we will need to generate significant revenues to achieve and maintain profitability, which we may not be able to do.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. For example, in the six months ended June 30, 2000, 57% of realized revenue was recognized in the last two weeks of each quarter. A delay in the completion of a sale past the end of a particular quarter could negatively impact results for that quarter. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

-    the volume and timing of customer orders;

-    the length and unpredictability of our sales cycle;

- the mix of revenue generated by product licenses and professional services;

-    the mix of revenue between domestic and foreign sources;

- internal budget constraints of our current and prospective clients, particularly newly formed Internet companies;

- announcement or introduction of new products or product enhancements by us or our competitors;

- changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;

-    changes in our business strategy;

-    timing and amount of sales and marketing expenses;

-    changes in our business relationships;

-    technical difficulties or "bugs" affecting the operation of our software;

-    foreign currency exchange rate fluctuations; and

-    general economic conditions.

FAILURE OF THE MARKET TO ACCEPT OUR TECHNOLOGY WOULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND THE PRICE OF OUR ORDINARY SHARES COULD DECLINE. Our products are based on complex technologies, including sophisticated algorithms and models which we have developed to address complex scheduling and troubleshooting issues in the service industry. Although our products are currently being used in the service industry, and we believe our technologies address these issues, the methods we have chosen have not yet been widely accepted by the service industry and other providers of similar software use different technology and models. We cannot predict whether our products will be widely accepted by the service industry. Failure of the market to accept our technology would adversely affect demand for our products. In addition, we participate in an industry with an inherently high failure rate and we cannot assure you that our clients will achieve success when using our products and services. Any publicized performance problems relating to our products or those of our competitors could also slow client adoption of our products. Moreover, to the extent that we are associated with unsuccessful client projects, even if due to factors beyond our control, our reputation and competitive position in our industry could be materially and adversely affected.

IF THE MARKET FOR SCHEDULING FULFILLMENT OF SERVICES AND PRODUCTS OVER THE INTERNET DOES NOT DEVELOP AS EXPECTED OR AT ALL, OR IF OUR PRODUCTS ARE NOT ACCEPTED BY BUSINESSES SCHEDULING SERVICES, DEMAND FOR OUR SOLUTIONS MAY NOT DEVELOP AND THE PRICE OF OUR ORDINARY SHARES COULD DECLINE ACCORDINGLY. Our business strategy is premised, in part, on our belief that traditional bricks-and-mortar companies, such as utilities, as well as e-commerce companies, will offer their customers the opportunity to schedule and obtain services online rather than on the telephone. While some of our clients use the web-based features of our products in an intranet environment, as of the date of this statement, none of our clients is currently offering Internet self-scheduling options to its customers. In addition, in order for our business strategy to be fully achieved, consumers and businesses must move away from telephone-based customer service to Internet-based customer service. While adoption of the Internet as a new medium for commerce is occurring for purchases of products, the adoption of the Internet to schedule and obtain services is at a much earlier stage. If online service scheduling solutions are not widely adopted by consumers and businesses engaging in e-commerce transactions, our business will suffer. We began emphasizing our products' Internet capabilities in September 1999 and we have devoted and expect to continue to devote substantial resources to market these products. Our new business strategy requires us to market our products to companies that utilize the Internet to deliver service. Many of these companies may have limited capital resources and may not be willing to invest in our solutions.

IF USE OF THE INTERNET FOR COMMERCIAL TRANSACTIONS DOES NOT GROW AS ANTICIPATED, OUR BUSINESS STRATEGY MAY NOT BE SUCCESSFUL. Our success will depend in part on the acceptance of the Internet in the commercial marketplace and on the ability of third parties to provide a reliable Internet infrastructure network with the speed, data capacity, security and hardware necessary for reliable Internet access and services. To the extent that the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not be able to support the demands placed on it and the performance and reliability of the Internet could suffer, which could cause the market for our products to fail to grow or to grow more slowly than anticipated, causing our business to suffer.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY NOT SUCCEED. Our ability to successfully offer products and services and to implement our business plan in the evolving market for service scheduling and resource optimization software requires an effective planning and management process. We continue to increase the scope of our operations in the United States and internationally and expect to continue to increase our headcount substantially in the future. For example, the number of individuals we employed grew from 128 as of June 30, 1999 to 182 as of June 30, 2000. As part of this growth, we have had to implement new operational and financial systems, procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. These factors have placed, and our anticipated expansion will continue to place, a significant strain on our existing management systems and resources.

We expect that we will need to continue to expand our existing management and to improve our financial and managerial controls and reporting systems and procedures, and expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships as we expand our customer base and our business relationships.

TWO PRODUCTS ACCOUNT FOR THE MAJORITY OF OUR REVENUE. IF THE DEMAND FOR THESE PRODUCTS FALLS, OUR SALES COULD BE SIGNIFICANTLY REDUCED AND OUR FINANCIAL PERFORMANCE COULD BE SERIOUSLY DAMAGED. Historically, all of our operating revenue has come from sales of, and services related to, our ClickSchedule product, formerly known as W-6 Service Scheduler, and our ClickFix product, formerly known as TechMate, to clients seeking application software that enables efficient provisioning of services in enterprise environments. As we pursue our new business strategy and develop our products, we anticipate that revenues from sales of our ClickSchedule and ClickFix product lines, together with related professional services fees, will continue to account for all of our operating revenue for the foreseeable future. Accordingly, the widespread market acceptance of these products is critical to our future success. Competition, technological change or other factors could decrease demand for, or market acceptance of, these products or make these products obsolete. Any decrease in demand or market acceptance would have a material adverse effect on our business and operating results.

OUR LONG AND UNPREDICTABLE SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD. To date, our customers have taken a long time, typically ranging from three months to one year, to evaluate our products before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products can take up to three to twelve months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. If sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We have recently expanded our direct sales force in North America and plan to hire additional sales personnel. As of June 30, 2000, we employed 60 individuals in our sales and marketing organizations. Because 26 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. We believe we will need to expand our sales and marketing organization significantly. We might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE MORE DIFFICULT. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with Dr. BenBassat and our Chief Financial Officer, Shimon M. Rojany. None of our other officers or key employees is bound by an employment agreement. Our relationships with these officers and key employees are at will and the loss of any of our key personnel could harm our ability to execute our business strategy and compete. In addition, we believe that the prospective employees that we target may perceive that the share option component of our compensation packages is not a valuable component. Consequently, we may have difficulty hiring our desired numbers of key personnel. Moreover, even if we are able to attract key personnel, the resources required to attract and retain such personnel may adversely affect our operating results.

IF WE FAIL TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION, WE MAY NOT BE ABLE TO SERVICE ADDITIONAL CLIENTS AND SELL ADDITIONAL LICENSES. We cannot be certain that we can attract or retain a sufficient number of highly qualified services personnel to meet our business needs. Clients that license our software typically engage our professional services organization to assist with the installation and operation of our software applications. Our professional services organization also provides other assistance to our clients and works with our clients' in-house staff to train them regarding the maintenance, management and expansion of their software systems. Growth in licenses of our software will depend in part on our ability to provide our clients with these services. In addition, we will be required to expand our professional services organization to enable us to continue to support our existing installed base of customers as we focus on our new business strategy. As a result, we plan to increase the number of our service personnel in order to meet these needs. Competition for qualified services personnel with the relevant knowledge and experience is intense, and we may not be able to attract and retain necessary personnel. If we are not able to grow our professional services organization, our ability to expand our business would be limited. To meet our clients' needs for professional services, we may need to increase our use of third-party consultants to supplement professional services provided by our own professional services group which may be more costly and less successful than our own organization. In addition, we could experience delays in recognizing revenue if our professional services group fails to complete implementations in a timely manner.

OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED DEVELOPERS IS CRUCIAL TO OUR FUTURE GROWTH AND RESULTS OF OPERATIONS. As a company focused on the development of software products, our research and development personnel are one of our most valued assets. Our future success depends in large part on our ability to hire, train and retain software developers, systems architects, project managers, telecommunications business process experts, systems analysts, trainers, writers, consultants and sales and marketing professionals of various experience levels. Personnel possessing the skills needed to contribute to our research and development efforts are in short supply, and this shortage is likely to continue. As a result, competition for these people is intense, and the industry turnover rate for them is high. Any inability to hire, train and retain a sufficient number of qualified development employees could hinder the research and development activities and growth of our business.

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES THAT CAN PROVIDE IMPLEMENTATION AND PROFESSIONAL SERVICES TO OUR CLIENTS, WE MAY BE UNABLE TO INCREASE OUR REVENUES AND OUR BUSINESS COULD BE HARMED. In order for us to focus more effectively on our core business of developing and licensing software solutions, we need to continue to establish relationships with third parties that can provide implementation and professional services to our clients. Third-party implementation and consulting firms can also be influential in the choice of resource optimization applications by new clients. If we are unable to establish and maintain effective, long-term relationships with implementation and professional services providers, or if these providers do not meet the needs or expectations of our clients, we may be unable to grow our revenues and our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our clients' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to expand our base of clients. Even if we are successful in developing relationships with third-party implementation and professional services providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and professional services partners.

OUR MARKET IS HIGHLY COMPETITIVE AND ANY REDUCTION IN DEMAND FOR, OR PRICES OF, OUR PRODUCTS COULD NEGATIVELY IMPACT OUR REVENUES, REDUCE OUR GROSS MARGINS AND CAUSE OUR SHARE PRICE TO DECLINE. The market for our products is competitive and rapidly changing. We expect competition to increase in the future as current competitors expand their product offerings and new companies enter the market.

Our current and potential competitors include:

- independent systems integrators, such as Electronic Data Systems Corporation, consulting firms and in-house information technology departments of enterprise and Internet businesses which may develop their own solutions that compete with our products;

- traditional enterprise resource planning and customer relationship management software application vendors, including Oracle Corporation;

- software vendors in the utility, telecom, field services, home delivery and other vertical markets, including Mobile Data Solutions Inc.;

- other providers of scheduling software and components as well as various logistics solutions providers such as ServicePower, Inc.; and

- providers of software that allow manufacturing organizations to optimize their resources.

Because the market for service and delivery optimization software is evolving, it is difficult to determine what portion of the market each competitor currently controls. However, competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business.

Some of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than us. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world.

FAILURE TO DEVELOP OR MAINTAIN KEY BUSINESS RELATIONSHIPS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL LICENSES WHICH COULD DECREASE OUR REVENUES AND INCREASE OUR SALES AND MARKETING COSTS. We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain business relationships with software vendors, resellers, systems integrators, distribution partners and customers. If we fail to develop these relationships, our growth could be limited. We have entered into agreements with third parties relating to the integration of our products with their product offerings, distribution, reselling and consulting. We have not derived significant revenues from these agreements and we may not be able to derive significant revenues in the future from these agreements. In addition, our growth may be limited if prospective clients do not accept the solutions offered by our strategic partners.

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES. Our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. For example, we offer Windows NT versions of our products due to the market acceptance of Windows NT over the last several years. We currently do not provide Unix versions of our software and we may not be able to modify our products and services to address new requirements and standards. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future which could impair our revenue and operating results.

OUR PRODUCTS COULD BE SUSCEPTIBLE TO ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, LIABILITY OR DELAYED OR LIMITED MARKET ACCEPTANCE. Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, some of our products have contained errors and defects which have delayed implementation or required us to expend additional resources to correct the problems. Despite internal testing and testing by current and potential clients, our current and future products may contain serious defects or errors. Any such defects or errors would likely result in lost revenues, liability or a delay in market acceptance of these products, any of which would have a material adverse effect on our business, operating results and financial condition.

The performance of our products also depends upon the accuracy and continued availability of third-party data. We rely on third parties that provide information such as street and address locations and mapping functions that we incorporate into our products. If these parties do not provide accurate information, or if we are unable to maintain our relationships with them, our reputation and competitive position in our industry could suffer and we could be unable to develop or enhance our products as required.

OUR INTELLECTUAL PROPERTY COULD BE USED BY THIRD PARTIES WITHOUT OUR CONSENT

BECAUSE PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED. Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of copyright, trade secret and trademark law. However, we may not be able to adequately protect our intellectual property rights, which may significantly harm our business. Specifically, we may not be able to protect our trademarks for our company name and our product names, and unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products and technology is difficult, particularly in countries outside the U.S., and we cannot be certain that the steps we have taken will prevent infringement or misappropriation of our intellectual property rights.

OUR TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY MAY BE SUBJECT TO INFRINGEMENT CLAIMS. Substantial litigation regarding technology rights and other intellectual property rights exists in the software industry both in terms of infringement and ownership issues. A successful claim of patent, copyright or trademark infringement or conflicting ownership rights against us could cause us to make changes in our business or significantly harm our business. For example, on February 28, 2000, a trademark infringement complaint was filed against us with respect to the use of our former corporate name and former Internet domain names. On May 2, 2000, a preliminary injunction was entered, enjoining us from using these names. As a result, we changed our corporate name to ClickSoftware Technologies Ltd. and ceased our use of our former domain names. In addition, on June 23, 2000 we filed a complaint for declaratory relief against Click Commerce, Inc. requesting a determination of non-infringing status of our use of the name ClickSoftware. Click Commerce, Inc. has denied our allegations and counterclaimed alleging infringement of trademark and trade name rights. These actions remain ongoing and even if we are successful in our claims, we may incur significant legal expenses and our management may expend significant time in the defense.

We expect that software products may be increasingly subject to third-party infringement or ownership claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement or conflicting ownership rights against us with respect to our products and technology. Any claims, with or without merit, could:

-    be time-consuming to defend;

-    result in costly litigation;

-    divert management's attention and resources;

-    cause product shipment delays; or

- require us to enter into costly royalty or licensing agreements, if they are even available, on commercially reasonable terms, or at all.

Further, if an infringement or ownership claim is successfully brought against us, we may have to pay damages or royalties, enter into a licensing agreement, and/or stop selling the product or using the technology at issue. Any such royalty or licensing agreements may not be available on commercially reasonable terms, if at all.

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS. We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products, services or technologies. We cannot make assurances that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. Our management has limited experience in acquiring companies or technologies. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness to pay for any future acquisitions. As of the date of this statement, we have no agreement to enter into any material investment or acquisition transaction.

FUTURE ACQUISITIONS MAY RESULT IN DILUTION TO OUR CURRENT SHAREHOLDERS. In the future we may acquire complementary business through the issuance of additional ordinary shares. Additional issuances of ordinary shares could decrease the value of our ordinary shares and reduce the net tangible book value per share. Consequently, an acquisition in which we issue additional shares could actually decrease the value of your investment in ClickSoftware. As of the date of this statement, we have no agreement to enter into any material acquisition which would result in the issuance of additional shares.

OUR BUSINESS MAY BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A significant portion of our operations occur outside the United States. Our facilities are located in North America, Israel and the United Kingdom and our executive officers and other key employees are dispersed throughout the world. This geographic dispersion requires significant management resources that may place us at a disadvantage compared to our locally-based competitors. In addition, our international operations are generally subject to a number of risks, including:

-    foreign currency exchange rate fluctuations;

-    longer sales cycles;

-    multiple, conflicting and changing governmental laws and regulations;

-    expenses associated with customizing products for foreign countries;

-    protectionist laws and business practices that favor local competition;

-    difficulties in collecting accounts receivable; and

-    political and economic instability.

We expect international revenues to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to expand our international sales and professional services activities in order to be successful. Our international sales growth will be limited if we are unable to expand our international sales management and professional services organizations, hire additional personnel, customize our products for local markets and establish relationships with additional international distributors, consultants and other third parties. If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our business plan and our revenues may decline.

WE ARE INCORPORATED IN ISRAEL AND HAVE IMPORTANT FACILITIES AND RESOURCES LOCATED IN ISRAEL WHICH COULD BE NEGATIVELY AFFECTED DUE TO MILITARY OR POLITICAL TENSIONS. We are incorporated under the laws of the State of Israel and our research and development facilities as well as significant executive offices are located in Israel. Although a substantial portion of our sales currently are being made to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Several Arab countries still restrict business with Israeli companies which may limit our ability to make sales in those countries. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

CERTAIN OF OUR OFFICERS AND EMPLOYEES ARE REQUIRED TO SERVE IN THE ISRAEL

DEFENSE FORCES AND THIS COULD FORCE THEM TO BE ABSENT FROM OUR BUSINESS FOR EXTENDED PERIODS. David Schapiro, our Vice President and General Manager, product development group, and Hannan Carmeli, our Vice President and General Manager, ClickFix, as well as other male employees located in Israel are currently obligated to perform up to 39 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

WE ARE SUBJECT TO A RECENTLY ADOPTED NEW COMPANIES LAW WHICH HAS NOT YET BEEN INTERPRETED. Because we are incorporated under the laws of the State of Israel, your rights as a shareholder will be governed by the Companies Law of Israel which became effective on February 1, 2000. Certain obligations and fiduciary duties of directors, officers and shareholders under the new Companies Law are new and have not been interpreted or reviewed by the Israeli courts. In addition, not all of the regulations have been promulgated to date. As a result, our shareholders may have more difficulty and uncertainty in protecting their interests in the case of actions by our directors, officers or controlling shareholders or third parties than would shareholders of a corporation incorporated in a state or other jurisdiction in the United States.

THE RATE OF INFLATION IN ISRAEL MAY NEGATIVELY IMPACT OUR COSTS IF IT EXCEEDS THE RATE OF DEVALUATION OF THE NIS AGAINST THE DOLLAR. Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 1999, 34%, and in the six months ended June 30, 2000, 29%, of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. In 1998, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel which benefited us. However, we cannot assure you that this reversal will continue or that we will not be materially adversely affected in the future if the rate of inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of this devaluation lags behind increases in inflation in Israel.

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES. We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel and we may apply for additional grants in the future. In 1998, 1999, and 2000, we received, will receive, or accrued grants from the Chief Scientist totaling approximately $0.9 million, $1.0 million and approximately $1.0 million respectively. In the six months ended June 30, 2000, we received or accrued grants from the Chief Scientist totaling approximately $0.1 million, and subsequent to June 30, 2000 (and subsequent to the issuance of these financial statements for the quarter then ended) we received approval of a grant of $0.8 million. We cannot assure that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions which may affect the availability of funds for Chief Scientist grants in the future. The percentage of our research and development expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. The amount of the grants received since inception is approximately $3.2 million in respect of which we have already paid $1.0 million, out of a total of $3.5 million, due to the Chief Scientist in the form of royalties. We expect to pay or accrue additional royalties for the year 2000 at a rate equal to 3% of our total revenues. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require the company to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Additionally, the licensing of our software in the ordinary course of business is not considered a transfer of technology by the Office of the Chief Scientist and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund any payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

WE ANTICIPATE RECEIVING TAX BENEFITS FROM THE GOVERNMENT OF THE STATE OF ISRAEL, HOWEVER THESE BENEFITS MAY BE DELAYED, REDUCED OR TERMINATED IN THE FUTURE. Pursuant to the Law for the Encouragement of Capital Investments, the Government of the State of Israel through the Investment Center has granted "Approved Enterprise" status to three of our existing capital investment programs. Consequently, we are eligible for certain tax benefits for the first several years in which we generate taxable income. We have not, however, begun to generate taxable income for purposes of this law and we do not expect to utilize these tax benefits for the near future. Once we begin to generate taxable income, our financial condition could suffer if our tax benefits were significantly reduced. The benefits available to an approved enterprise are dependent upon the fulfillment of certain conditions and criteria. If we fail to comply with these conditions and criteria, the tax benefits that we receive could be partially or fully canceled and we could be forced to refund the amount of the benefits we received, adjusted for inflation and interest. A warning letter regarding our latest program was issued to us alleging that we have partially performed the program and therefore we may not be entitled to receive the benefits under that program. We currently believe that we will be entitled to receive these benefits, although there can be no assurances that we will be able to do so at this time. From time to time, the Government of Israel has discussed reducing or limiting the benefits. We cannot assess whether these benefits will be continued in the future at their current levels or at all.

PROPOSED TAX REFORM IN ISRAEL MAY REDUCE OUR TAX BENEFITS. On May 4, 2000, a committee chaired by the Director General of the Israeli Ministry of Finance issued a report recommending a sweeping reform in the Israeli system of taxation. The proposed reform would significantly alter the taxation of individuals and would also affect corporate taxation. In particular, the proposed reform would reduce but not eliminate, the tax benefits available to approved enterprises such as ours. The Israeli cabinet has approved the recommendation in principle, but implementation of the reform requires legislation by Israel's Knesset. We cannot be certain whether the proposed reform will be adopted, when it will be adopted or what form any reform will ultimately take or what effect it will have on our company.

IT MAY BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST US, OUR OFFICERS AND DIRECTORS AND THE ISRAELI ACCOUNTANTS NAMED AS EXPERTS IN THIS STATEMENT OR TO ASSERT U.S. SECURITIES LAWS CLAIMS IN ISRAEL OR SERVE PROCESS ON SUBSTANTIALLY ALL OF OUR OFFICERS AND DIRECTORS AND THESE ACCOUNTANTS. We are incorporated in Israel and maintain significant operations in Israel. Some of our executive officers and directors and the Israeli accountants named as experts in this statement reside outside of the United States and a significant portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Israeli court against us or any of those persons or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel. We have appointed ClickSoftware Inc., our U.S. subsidiary, as our agent to receive service of process in any action against us arising out of our original June 23, 2000 initial public offering. We have not given our consent for our agent to accept service of process in connection with any other claim. Furthermore, if a foreign judgment is enforced by an Israeli court, it will be payable in NIS.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of June 30, 2000, our executive officers, directors and entities affiliated with them beneficially owned approximately 51.5% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if they are opposed by our other investors.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR SHARE PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT. You may not be able to sell your shares at or above the purchase price due to a number of factors, including:

-    announcements of technological innovations;

-    announcements relating to strategic relationships;

-    conditions affecting the software and Internet industries; and

-    trends related to the fluctuations of stock prices of Israeli companies.

The trading price of our ordinary shares may be volatile. The market for technology and Internet-related companies has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These fluctuations may adversely affect the trading price of our ordinary shares, regardless of our actual operating performance.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF US, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS. Provisions of Israeli corporate and tax law and of our articles of association may have the effect of delaying, preventing or making more difficult merger or other acquisition of us, even if doing so would be beneficial to our shareholders. In addition, any merger or acquisition of us will require the prior consent of the Chief Scientist.

Israeli law regulates mergers, votes required to approve a merger, acquisition of shares through tender offers and transactions involving significant shareholders. In addition, our articles of association provide for a staggered board of directors and for restrictions on business combinations with interested shareholders. Any of these provisions may make it more difficult to acquire our company. Accordingly, an acquisition of us could be delayed or prevented even if it would be beneficial to our shareholders.

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of June 30, 2000, we had 25,380,754 ordinary shares outstanding, including shares held by a trustee for issuance under some outstanding options. In addition, as of June 30, 2000, we had 1,595,524 ordinary shares issuable upon exercise of outstanding options and warrants, and 3,477,800 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws and certain lock-up agreements limit the number of ordinary shares available for sale by our shareholders in the public market. We and the beneficial holders, or trustees issuing shares to option holders, of 21,374,514 ordinary shares and options exercisable into an aggregate of 1,595,524 ordinary shares have agreed not to sell ordinary shares or any securities convertible into or exercisable for ordinary shares for 180 days after June 22, 2000 without the prior consent of Lehman Brothers. After the expiration of this 180 day period, these shares will be available for sale in the public market of varying times subject to compliance with applicable laws. Lehman Brothers may, in its sole discretion, release all or any portion of the securities subject to such lock-up agreements prior to the end of the 180 day period. The holders of options exercisable into an aggregate of 324,600 additional ordinary shares hold options which will not be exercisable within 180 days of June 22, 2000. We have filed a

Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least twelve months. We may need to raise additional funds, however, to respond to business contingencies which may include the need to:

-    fund more rapid expansion;

-    fund additional marketing expenditures;

-    develop new or enhance existing products and services;

-    enhance our operating infrastructure;

-    hire additional personnel;

-    respond to competitive pressures; or

-    acquire complementary businesses or necessary technologies.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures would be significantly limited. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist of the State of Israel and there can be no assurance that we will be able to obtain this consent in the future.

IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR UNITED STATES SHAREHOLDERS WILL BE SUBJECT TO ADVERSE TAX CONSEQUENCES. If, for any taxable year, our passive income, or our assets which produce passive income, exceeds specified levels, we may be characterized as a passive foreign investment company for United States federal income tax purposes. We do not currently anticipate that this will happen, but, if it does, our shareholders will be subject to adverse United States tax consequences. Prospective investors should consult with their own tax advisors with respect to the tax consequences applicable to them of investing in our ordinary shares.

Our stock price could be volatile and could decline substantially. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. The price at which our common stock trades is likely to be volatile and may fluctuate substantially due to factors such as: our historical and anticipated quarterly and annual operating results; variations between our actual results and the expectations of investors or published reports or analyses of ClickSoftware; announcements by us or others and developments affecting our business, systems or expansion plans; and conditions and trends in e-commerce industries.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We develop products in Israel and sell them primarily in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. Additionally, we do not participate in any speculative investments or hedging contracts related to foreign currency exchange rate risks.

Interest Rate Risk

As of June 30, 2000, we had cash and cash equivalents of $24.3 million which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2000, we had total short term debt of $0.2 million and long-term debt net of current maturities of $0.1 million which bear interest at rates that are linked to LIBOR or the Israeli consumer price index. We also have a revolving, accounts receivable-based, secured credit facility of up to $2.5 million for working capital purposes. Amounts outstanding bear interest at the U.S. prime rate plus 1%. As of June 30, 2000, there were no amounts outstanding under this facility.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Click Commerce, Inc., an unrelated third party, contacted us alleging that our trademarks and our new company name infringe on their trademarks. After discussions with them, we responded on June 23, 2000 by filing a complaint for declaratory relief in the United States District Court, Northern District of California, seeking a determination that the use of our name and trademarks do not infringe on Click Commerce, Inc.'s claimed trademarks. Click Commerce, Inc. responded to our complaint by denying our allegations. In addition, Click Commerce, Inc.'s response includes a cross-complaint alleging that our use of the CLICKSOFTWARE trademark and our use of other product names have resulted in trademark infringement, unfair competition, and false designation of origin in violation of federal law. The cross-complaint also alleges unfair competition and false advertising in violation of California's Business and Professions Code and trademark infringement in violation of California common law. Click Commerce, Inc. is seeking damages from us in an unspecified amount.

Based on our preliminary investigation, we believe that we have meritorious defenses to Click Commerce, Inc.'s claims for relief and damages, and we intend to vigorously pursue our interests in these matters. We are unable at this time to predict the outcome of this litigation. If this litigation is decided adversely to us, we might be required to change our name and the names of our products, pay damages, and we could be subject to significant costs of litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 2(c)

During the quarter ended June 30, 2000 and prior to the closing of our initial public offering we granted options to three directors to purchase 80,000 ordinary shares of common stock, at an exercise price of $10.00 per share.

Item 2(d)

On June 27, 2000, the Company completed the sale of an aggregate of 4,000,000 ordinary shares of its common stock, par value 0.02 NIS per share, at a price of $7.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30274), which the United States Securities and Exchange Commission declared effective on June 22, 2000. Lehman Brothers Inc., CIBC World Markets Corp., SG Cowen Securities Corporation and Fidelity Capital Markets were the lead underwriters for the offering.

Of the $28 million in aggregate proceeds raised by the Company in the offering,
(i) $1.96 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $1.2 million was paid or accrued by the Company in connection with offering expenses, printing fees, filing fees, and legal fees. The legal fees included approximately $0.5 million paid or accrued to Wilson Sonsini, Goodrich & Rosati, Professional Corporation ("WSGR"), counsel to the Company.

The Company expects to use the proceeds for general corporate purposes, including working capital. A portion of the proceeds may also be used to pursue possible acquisitions of complementary businesses, technologies or products. The Company, however, has no current plans, agreements or commitments with respect to any such acquisition. Pending such uses, the Company is investing the proceeds in short-term, interest-bearing, money market investment accounts and investment-grade securities. There were no direct or indirect payments to directors or officers of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2000, the following matters were submitted to the shareholders of the Company:

     1. On May 11, 2000, the shareholders of the Company, acting by unanimous written consent, (i) approved the change of the Company's name from ClickService Software, Ltd. to ClickSoftware, Ltd. or to Intelligent e-Service Technologies, Ltd., or to any similar names acceptable to the Registrar of Companies in Israel, and (ii) authorized similar changes to the names of the Company's subsidiaries.

     2. On June 21, 2000, the shareholders of the Company, acting by unanimous written consent, (i) approved the conversion of 2,700,000 Class A-1 Preferred Shares of NIS 0.02 par value each to 2,700,000 Ordinary Shares of NIS 0.02 par value each; (ii) adopted a special resolution to approve the amendment of the resolution of shareholders of the Company dated March 20, 2000, regarding the division of the authorized share capital of the Company, to provide that upon the consummation of the Company's initial public offering, the authorized share capital of the Company shall be divided into (A) 97,000,000 Ordinary Shares of NIS 0.02 nominal value each; (B) 3,000,000 Non-Voting Ordinary Shares of NIS 0.02 nominal value each; and (C) 5,000,000 Special Preferred Shares of NIS 0.02 nominal value each.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLICKSOFTWARE TECHNOLOGIES LTD.
                                       (Registrant)

                                       By:  /s/ SHIMON M. ROJANY
                                          ------------------------------------
                                          Shimon M. Rojany
                                          Senior Vice President and
                                          Chief Financial Officer

Date:  August 13, 2000

                                 EXHIBIT INDEX

No.       Description
---       -----------
27.1      Financial Data Schedule