Form 10-Q
period 2000-09-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2000-11-14
CIK 1105841

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ---------    ---------

Commission File Number:333-30274
   ---------------------------------------------------------------------------

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

                           Yes    X       No
                               --------      -------

         As of September 30, 2000, there were 26,000,725 shares of the Registrant's common stock, par value 0.02 NIS, outstanding.


                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 2000


PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

     (a)  Condensed Consolidated Balance Sheets as of December 31, 1999 and September
          30, 2000..................................................................................3

     (b)  Condensed Consolidated Statements of Operations for the Three Months Ended
          and Nine Months Ended September 30, 1999 and September 30, 2000...........................4

     (c)  Condensed Consolidated Statements of Cash Flows for Nine Months Ended
          September 30, 1999 and September 30, 2000.................................................5

     (d)  Notes to Condensed Consolidated Financial Statements......................................6


Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.............................................................................7

     Factors That May Affect Future Results........................................................14




PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................26

Item 2. Changes in Securities and Use of Proceeds..................................................27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................27

Item 6. Exhibits and Reports on Form 8-K...........................................................28

Signatures.........................................................................................28



PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ClickSoftware Technologies Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                                      December 31,     September 30,
                                                                         1999              2000
                                                                        ---------        ---------

ASSETS
     Current Assets:
         Cash and cash equivalents                                      $   7,838       $ 9,332
         Short-term investments                                                 -        15,518
         Trade receivables                                                  3,966         6,390
         Other receivables and prepaid expenses                               465         1,123
                                                                        ---------     ---------
               Total current assets                                        12,269        32,363
     Property and equipment, net                                            1,498         3,194
     Severance pay deposits                                                   428           524
                                                                        ---------     ---------
TOTAL ASSETS                                                            $  14,195     $  36,081
                                                                        =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Short term debt                                                $     320    $      151
         Accounts payable and accrued expenses                              2,799         2,941
         Deferred revenue                                                   1,143           282
                                                                        ---------     ---------
               Total Current Liabilities                                    4,262         3,374

                                                                        ---------     ---------
     Long Term Liabilities
         Long-term debt                                                       213           114
         Accrued severance pay, net                                           899         1,344
                                                                        ---------     ---------
        Total Long Term Liabilities                                         1,112         1,458

                                                                        ---------     ---------
        Total Liabilities                                                   5,374         4,832
                                                                        ---------     ---------



     Shareholders' Equity
         Ordinary shares
          NIS 0.02 par value;  Authorized - 25,645,039 shares as of
          December 31, 1999 and 100,000,000 shares as of September 30,
          2000. Issued and outstanding - 20,708,714 shares as of December
          31, 1999 and 26,000,725 as of September 30, 2000                     73           100
         Convertible preferred shares
          Authorized - none as of December 31, 1999 and 5,000,000 shares as of September 30, 2000. Issued and outstanding - none as of
          December 31, 1999 and none as of September 30, 2000.                  -             -
         Additional paid-in capital                                        40,052        69,239
         Deferred compensation                                             (2,663)       (1,509)
         Accumulated deficit                                              (28,641)      (36,581)
                                                                        ---------     ---------
               Total Shareholders' Equity                                   8,821        31,249
                                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  14,195    $   36,081
                                                                        =========     =========



See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                  THREE MONTHS                 NINE MONTHS
                                              ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                           -----------------------      ------------------------
                                                 1999          2000          1999          2000
                                             --------      --------      --------      --------
Revenues:
 Software License                            $  1,352      $  3,320      $  3,143      $  8,406
 Service and maintenance                        1,407         1,469         3,986         4,202
                                             --------      --------      --------      --------
  Total Revenues                                 2,759        4,789         7,129        12,608
Cost of revenues:
 Software License                                   3           117            21           250
 Service and maintenance                        1,156         1,353         3,039         3,917
                                             --------      --------      --------      --------
  Total cost of revenue                         1,159         1,470         3,060         4,167
                                             --------      --------      --------      --------
 Gross Profit                                   1,600         3,319         4,069         8,441
                                             --------      --------      --------      --------
Operating expenses
 Research and development, net                    843           941         2,021         3,346
 Sales and marketing expenses                   1,993         3,443         5,698         9,782
 General and administrative expenses              404           838         1,262         2,595
 Share-based compensation                         622           277           662           987
                                             --------      --------      --------      --------
    Total operating expenses                    3,862         5,499         9,643        16,710
                                             --------      --------      --------      --------
Operating loss                                (2,262)       (2,180)       (5,574)       (8,269)
 Interest and other(expenses) income, net          85           329           (2)           328
                                             --------      --------      --------      --------
Net Loss                                    $ (2,177)      $(1,851)     $ (5,576)      $(7,941)
                                             ========      ========      ========      ========

Basic and Diluted Net Loss Per Share        $  (0.12)     $  (0.07)     $  (0.32)      $ (0.37)
                                             ========      ========      ========      ========

Shares Used In Calculating Basic and
  Diluted Net Loss Per Share                   17,617        24,699        17,617        21,555
                                             ========      ========      ========      ========



See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         --------------------------
                                                                            1999         2000
                                                                         ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                $  (5,576)     $ (7,941)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Expenses not affecting operating cash flows:
    Depreciation                                                              334           457
    Amortization of deferred compensation                                     662           987
     Appreciation of investments                                                          (426)
    Severance pay, net                                                         72           349
  Changes in operating assets and liabilities:
    Trade receivables                                                     (1,215)       (2,424)
    Other receivables                                                         (5)         (658)
    Accounts payable and accrued expenses                                     745           142
    Deferred revenues                                                       1,321         (861)
                                                                        ---------     ---------
    NET CASH USED IN OPERATING ACTIVITIES                                 (3,662)      (10,375)
                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Investments, Net                                                           (15,092)
Purchase  of equipment                                                      (452)       (2,153)
                                                                        ---------     ---------
    NET CASH USED IN INVESTING ACTIVITIES                                   (452)      (17,245)
                                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt                                                             1,172         (169)
Repayments of long-term debt                                                 (95)          (99)
Net proceeds from issuance of shares                                                     28,344
Net proceeds from warrants exercised                                                        579
Employee options exercised                                                                  459
                                                                        ---------     ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,077        29,114
                                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (3,037)        1,494
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,770         7,838
                                                                        ---------     ---------
CASH AND EQUIVALENTS, END OF PERIOD                                       $   733      $  9,332
                                                                        =========     =========



See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION AS OF September 30, 2000 FOR THE THREE MONTHS AND
          NINE MONTHS ENDED September 30, 1999 AND September 30, 2000)

1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2000. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 1999 which are included in ClickSoftware's Registration Statement on Form S-1 (File No. 333-30274 filed with the Securities and Exchange Commission).

2. Net Income (Loss) Per Share. ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average ordinary shares outstanding are on a pro-forma basis for the three months ended September 30, 1999 and for the nine months ended September 30, 1999. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):



                                                Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                        ------------------------------------------------------------------------
                                            1999                2000                1999                2000
                                        ------------------------------------------------------------------------

NET LOSS (NUMERATOR)
 basic and diluted                      $(2,177)             $(1,851)            $ (5,576)            (7,941)
                                        ------------------------------------------------------------------------

SHARES
(DENOMINATOR)
                    Weighted         17,616,627          24,699,121         17,616,627          21,554,795
                    Average
                    Ordinary Shares
                    Outstanding



                                        ========================================================================

Net Loss per share basic and
  diluted                               $   (0.12)       $      (0.07)       $      (0.32)       $      (0.37)
                                        ========================================================================

3. Initial Public Offering. On June 22, 2000, ClickSoftware completed the initial public offering of its ordinary shares (the "IPO"). A total of 4,000,000 shares of ClickSoftware ordinary shares were sold to the public at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $1.96 million in underwriting discounts before expenses, were approximately $26.04 million. Concurrent with the IPO, all of the shares of the Company's

     Series A, Series B, Series C and Series D convertible preferred stock ("Preferred Stock") were converted into shares of the Company's common stock on a share for share basis. The number of authorized and outstanding ordinary shares as of December 31, 1999 include preferred convertible shares as if converted on a pro forma basis.

4. Exercise of Underwriters' Overallotment Option. On July 20 the IPO Underwriters exercised their overallotment Option and purchased 600,000 additional ordinary shares from ClickSoftware at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $0.3 million in underwriting discounts before expenses, were approximately $3.9 million.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 as required in the second quarter of 2000. There was no material impact on our consolidated results of operations and financial position as a result of the adoption of SAB 101.



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

Under SOP 97-2, we recognize software license revenues when a software license agreement has been executed or a definitive purchase order has been received and the product has been delivered to our clients, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable.

Service and maintenance revenues are comprised of professional service revenues from implementation, and revenues from consulting, training, and customer service support fees. Clients licensing our products generally purchase support service agreements from us. Professional service and training revenues are billed at an agreed-upon rate plus incurred expenses, and are recognized when provided. Consulting revenues are recognized on a straight-line basis over the life of the agreement. Customer support is charged as a percentage of license fees depending upon the level of support coverage requested by the customer, and are recognized over the duration of the support provided. Our products are marketed worldwide through a combination of a direct sales force, consultants and various business relationships we have with implementation and technology companies and resellers.

In conjunction with the repositioning of our ClickSchedule product line, we introduced additional software license pricing structures to our clients which includes lower initial license fees followed by monthly payments, and are based on the number of scheduling transactions conducted. To date, however, no significant revenue has been recognized on this basis.

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

We believe that as our client base reaches maturity, and as existing clients purchase additional licenses, the percentage of revenues derived from license fees will increase as a percentage of revenues while the percentage of revenues derived from service and maintenance fees will increase on an absolute basis but decrease as a percentage of revenues as compared to historic periods.

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

In previous years we received grants from the Fund for the Encouragement of Marketing Activities established by the Government of Israel. In return for these grants, we are obligated to pay the Israeli Government royalties as described below. We expect that sales and marketing expenses will increase on an absolute basis over the next year as we hire additional sales and marketing personnel, continue to promote our brand and our new corporate name, continue our Internet initiative, and increase our international sales efforts.

Sales and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

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

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expense is incurred in New Israeli Shekels ("NIS") and a portion of our revenues and expenses are incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors, including inflation rates and economic growth within each nation.

The effects of foreign currency exchange rates on our results of operations for the nine months ended September 30, 1999 and 2000 were immaterial.

RESULTS OF OPERATIONS

Our operating results for each of the nine months ended September 30, 2000 and 1999 and for the three months ended September 30, 2000 and 1999 as a percentage of total revenues are as follows:


                                                    THREE MONTHS                      NINE MONTHS
                                                   ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                ----------------------            ---------------------
                                                  1999          2000                1999          2000
                                                -------        -------            --------       ------
Revenues:
 Software License                                 49 %           69 %                44 %          67 %
 Service and maintenance                          51 %           31 %                56 %          33 %
                                                -------        -------            --------       ------
  Total Revenues                                 100 %          100 %               100 %         100 %
Cost of revenues:
 Software License                                  -              2 %                 -             2 %
 Service and maintenance                          42 %           29 %                43 %          31 %
                                                -------        -------            --------       ------
  Total cost of revenue                           42 %           31 %                43 %          33 %
                                                -------        -------            --------       ------
 Gross Profit                                     58 %           69 %                57 %          67 %
                                                -------        -------            --------       ------
Operating expenses
 Research and development, net                    31 %           20 %                28 %          27 %
 Sales and marketing expenses                     72 %           72 %                80 %          78 %
 General and administrative expenses              15 %           17 %                18 %          21 %
 Share-based Compensation                         23 %            6 %                 9 %           8 %
                                                -------        -------            --------       ------
    Total operating expenses                     140 %          115 %               135 %         133 %
                                                -------        -------            --------       ------
Loss from operations                             (82)%          (46)%              (78) %         (66)%
 Interest and other(expenses)income, net           3 %            7 %                -              3 %
                                                -------        -------            --------       ------
Net Loss                                         (79)%          (39)%              (78) %        (63) %
                                                =======        =======            ========      =======


RESULTS OF OPERATIONS - SUMMARY

Our revenues of $4.8 million for the third quarter ended September 30, 2000, increased from $2.8 million or 74% over the third quarter of 1999. Revenues increased 11% from second quarter 2000 revenues of $4.3 million, and the Company's net loss was reduced to $1.9 million. This third quarter loss of $1.9 million is $0.07 per share, compared to the second quarter 2000 loss of $2.7 million, or $0.14 per share. The comparative net loss for the third quarter of 1999 was $2.18 million, or pro forma $0.12 per share, with 29% fewer shares outstanding.

As of December 31, 1999, we had outstanding trade receivables of approximately $4.0 million which represented approximately 38% of 1999 total revenues. As of September 30, 2000, we had outstanding trade receivables of approximately $6.4 million. Our trade receivables have terms that are negotiated individually with each client. As of September 30, 2000, our DSO (Days Sales Outstanding) was 120 days.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Revenues increased $2.0 million or 74% to $4.8 million in the three months ended September 30, 2000 from $2.8 million in the three months ended September 30, 1999.

SOFTWARE LICENSE. Software license revenues were $3.3 million or 69% of total revenues in the three months ended September 30, 2000 and $1.4 million or 49% of total revenues in the three months ended September 30, 1999. The increase is due to sales to new customers.

SERVICE AND MAINTENANCE. Service and maintenance revenues were $1.5 million or 31% of revenues in the three months ended September 30, 2000 and, $1.4 million or 51% of revenues in the three months ended September 30, 1999. The decrease in service and maintenance revenues as a percentage of revenues for the three months ended September 30, 2000 from the three months ended September 30, 1999 was due primarily to increased sales of ClickSchedule software licenses, decreased implementation times, and an increase in implementation by third party integrators.

COST OF REVENUES. Cost of revenues were $1.5 million or 31% of revenues in the three months ended September 30, 2000 and, $1.2 million or 42% of revenues in the three months ended September 30, 1999. The increase in the cost of revenues on an absolute basis was due to an increased number of licenses sold which resulted in an increased demand for our professional services.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $117,000 or 2% of total revenues in the three months ended September 30, 2000 and, $3,000 or less than 1% of revenues in the three months ended September 30, 1999.

COST OF SERVICE AND MAINTENANCE. Cost of service and maintenance revenues were $1.4 million or 29% of revenues in the three months ended September 30, 2000 and $1.2 million or 42% of revenues in the three months ended September 30, 1999. This absolute increase in the cost of service and maintenance revenues was due to increased professional services required as a result of the increase in sale of licenses, which resulted in an increase in the use of third party consultants and an increase of other costs. The total number of professional services employees employed by us was 39 on September 30, 2000 and 38 on September 30, 1999.

GROSS PROFIT. Gross profit as a percentage of revenues was 69% in the three months ended September 30, 2000 as compared to 58% in the three months ended September 30, 1999. This improvement is mostly attributed to change in the revenue mix in favor of higher margin license revenues.

OPERATING EXPENSES. Total operating expenses were $5.5 million or 115% of revenues in the three months ended September 30 ,2000 and, $3.9 million or 140% of revenues in the three months ended September 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $0.9 million or 20% of revenues in the three months ended September 30, 2000, and $0.8 million or 31% of revenues in the three months ended September 30, 1999. In the third quarter, we received approval of the year 2000 research and development grant from Israel's Chief Scientist in the amount of $820,000. The grant will offset R&D expenses only for the final two quarters of 2000, whereas in past years the grant was recognized ratably over four quarters. Research and development expenses for the three months ended September 30, 2000 reflect an increase in personnel related costs related to development of our products.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3.4 million or 72% of revenues in the three months ended September 30, 2000 and $2.0 million or 72% of revenues in the three months ended September 30, 1999. The absolute increase in sales and marketing expenses was due to additional sales and marketing efforts related to the expansion of our salesforce, which resulted in an increase in personnel related costs as well as additional marketing costs. We expect that sales and marketing expenses will increase on an absolute basis in future periods as we hire additional sales and marketing personnel, continue to promote our brand, and establish sales in additional geographic areas. The total number of sales and marketing employees employed by us was 74 on September 30, 2000 and 39 on September 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $0.8 million or 17% of revenues in the three months ended September 30, 2000 and $0.4 million or 15% of revenues in the three months ended September 30, 1999. This increase is largely due to the increased overhead associated with our expanding operations and the increased costs associated with being a public company. We expect that the absolute dollar amount of general and administrative expenses will increase as we expand our operations and incur incremental costs of being a public company. However, we expect them to decrease as a percentage of revenues.

SHARE BASED COMPENSATION. Share based compensation for the three months ended September 30, 2000 amounted to $0.3 million of previously recorded deferred compensation. Share based compensation for the three months ended September 30, 1999 amounted to $0.6 million.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Revenues increased $5.5 million or 77% to $12.6 million in the nine months ended September 30, 2000 from $7.1 million in the nine months ended September 30, 1999.

SOFTWARE LICENSE. Software license revenues were $8.4 million or 67% of revenues in nine months ended September 30, 2000, and $3.1 million or 44% of revenues in the nine months ended September 30, 1999. The increase in software license revenues was due to increased average sales per client, growth of our client base, and recurring sales to our installed base of clients.

SERVICE AND MAINTENANCE. Service and maintenance revenues were $4.2 million or 33% of revenues in the nine months ended September 30, 2000 and, $4.0 million or 56% of revenues in the nine months ended September 30, 1999. The relatively small increase in service and maintenance revenues was primarily due to ClickSchedule Fast Track initiative which offers a rapid implementation of ClickSchedule, and an increase in implementation by third party integrators.

COST OF REVENUES. Cost of revenues were $4.2 million or 33% of revenues in the nine months ended September 30, 2000 and, $3.1 million or 43% of revenues in the nine months ended September 30, 1999. This increase in the cost of revenues on an absolute basis was due to an increased number of clients.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $250,000 in the nine months ended September 30, 2000 and, $21,000 in the nine months ended September 30, 1999. Cost of software license revenues represented 2% of revenues in nine months ended September 30, 2000 and less than 1% of revenues in nine months ended September 30, 1999.

COST OF SERVICE AND MAINTENANCE. Cost of service and maintenance revenues were $3.9 million or 31% of revenues in the nine months ended September 30, 2000 and, $3.0 million or 43% of revenues in the nine months ended September 30, 1999. This absolute increase in the cost of service and maintenance revenues was due primarily to an increase in the sale of licenses, which resulted in an increase in personnel related costs and an increase in third party related costs. The total number of professional services employees employed by us was 39 on September 30, 2000 and 38 on September 30, 1999.

GROSS PROFIT. Gross profit as a percentage of revenues was 67% in the nine months ended September 30, 2000 as compared to 57% in the nine months ended September 30, 1999. This improvement is mostly attributed to the significant increase in higher margin license revenues. Our service and maintenance revenues have a significantly lower gross margin than our software license revenues.

OPERATING EXPENSES. Total operating expenses were $16.7 million or 133% of revenues in the nine months ended September 30, 2000 and $9.6 million or 135% of revenues in the nine months ended September 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $3.3 million or 27% of revenues in the nine months ended September 30, 2000 and, $2.0 million or 28% of revenues in the nine months ended September 30, 1999. In the third quarter, we received approval of the year 2000 research and development grant from Israel's Chief Scientist in the amount of $820,000. The grant will offset R&D expenses only for the final two quarters of 2000, whereas in past years the grant was recognized ratably over four quarters. Research and development expenses for the nine months ended September 30, 2000 reflect an increase in personnel related costs related to development of our product. We are continuing to invest substantially in research and development, and we expect that research and development expenses will increase on an absolute basis in the future.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $9.8 million or 78% of revenues in the nine months ended September 30, 2000 and, $5.7 million or 80% of revenues in the nine months ended September 30, 1999. The increase was primarily due to the expansion of our sales force, and an increase in print advertising and appearances in trade shows. Personnel and related costs, primarily from our direct sales force and marketing staff, comprised 56% of our sales and marketing expenses for the nine months ended September 30, 1999 and 59% for the nine months ended September 30, 2000. Marketing programs, including advertising, public relations, trade shows and promotional events comprised 44% of our sales and marketing expenses for the nine months ended September 30, 1999 and 41% for the nine months ended September 30, 2000. We expect that sales and marketing expenses will increase on an absolute basis in future periods as we hire additional sales and marketing personnel, continue to promote our brand, and establish sales in additional geographic areas.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.6 million or 21% of revenues in the nine months ended September 30, 2000 and, $1.3 million or 18% of revenues in the nine months ended September 30, 1999.

SHARE BASED COMPENSATION. Share based compensation for the nine months ended September 30, 2000 amounted to $1.0 million, net of a $0.1 million reduction from expired options, and share based compensation for nine months ended September 30, 1999 amounted to $0.7 million. We recorded deferred share based compensation totaling $3.4 million for the year ended December 31, 1999.

INTEREST AND OTHER (EXPENSES) INCOME, NET. Interest income, net, was $0.3 million of net expense in the nine months ended September 30, 2000, and $-2,000 of net expense in the nine months ended September 30, 1999.

INCOME TAXES. As of September 30, 2000, we had approximately $13.5 million of Israeli net operating loss carryforwards, approximately $15.1 million of U.S. federal net operating loss carryforwards and approximately $1.8 million of British net operating loss carryforwards available to offset future taxable income. The Israeli and British net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire in various amounts in the years 2008 to 2013.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception and prior to our initial public offering, we funded operations primarily through the private placement of equity securities and, to a lesser extent, borrowings from financial institutions. We raised an aggregate of approximately $32.0 million, net of issuance costs, from the sale of preferred shares and ordinary shares.

On June 22, 2000, the Company completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $26.0 million before expenses (net of underwriters discount).

In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $3.9 million before expenses (net of underwriters discount).

Cash used in operations includes expenditures associated with research and development activities and marketing efforts related to promotion of our products. For the nine months ended September 30, 2000, cash used in operations was $10.4 million, consisting of our net loss of $7.9 million, an increase in trade receivables of $2.4 million, an increase in other receivables of $0.7 million, partially offset by non-cash charges of $1.4 million, and an increase in accrued expenses of $0.1 million and a decrease in deferred revenues of $0.9 million. For the nine months ended September 30, 1999, cash used in operations was $3.7 million, consisting of our net loss of $5.6 million, an increase in trade receivables of $1.2 million, partially offset by non-cash charges of $1.1 million, and an increase in accrued expenses of $0.7 million and an increase in deferred revenues of $1.3 million.

As of September 30, 2000, we had outstanding trade receivables of approximately $6.4 million. Our trade receivables typically have terms that are negotiated individually with each client. As of September 30, 2000, our DSO (Days Sales Outstanding) was 120 days.

As of September 30, 2000 we have also received aggregate payments from the Government of the State of Israel in the amount of $3.7 million related to research and development and $0.7 million related to marketing activities. As of September 30, 2000, we have paid or accrued royalties related to these funds in the amount of $1.5 million.

The Company also has an aggregate of $265,000 in term loans relating to borrowings for working capital. One loan is in dollars and bears interest at a rate of LIBOR plus 1% and the other is linked to the Israeli CPI and bears interest at a rate of 5.4%.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $405,000 and secures our performance pursuant to projects with the Government of Israel. Our bank in California has issued a standby letter of credit in the amount of $205,560 to secure performance under the terms of our office lease in Campbell.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that is based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company including statements related to the timing and amount of our capital expenditures and financing needs, the protection of our trademarks and other intellectual property, the length of our sales cycle, the potential of our projected market, the effects of the marketplace and our competition, and the ability to hire or retain personnel. In addition, when used in this report, the words "likely", "will", "suggests", "may", would", "could", "anticipate", "believe", "estimate", "expect", "intend", "plan", "predict", and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgement of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. ClickSoftware undertakes no obligation to update forward-looking statements.

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

OUR FINANCIAL PERFORMANCE MAY SUFFER BECAUSE WE HAVE RECENTLY INTRODUCED A NEW PRICING PROGRAM. In December 1999, we introduced a new pricing program for our products. Traditionally, we have generated revenue through one-time sales of licenses to our clients at a price based upon the number of resources optimized. Our new pricing model enables our clients to pay monthly user fees for licenses of our software or to pay on a per-transaction basis. This new pricing structure may reduce the initial amount of software license revenues we realize at the time of sale and could cause our revenue growth to decrease in the short term. If we have not determined appropriate monthly or per transaction fees for our software licenses, our revenues from software licenses may decrease or may not increase. Our new pricing model may also result in delayed recognition of revenues, which may cause our quarterly operating results to be lower than expected in any particular quarter. Although this pricing structure has been selected by only a few customers and has not had a significant impact on our revenue, it remains as an option for our customers.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. For example, in the nine months ended September 30, 2000, 68% of realized revenue was recognized in the last two weeks of the quarter.

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

- announcements or introductions of new products or product enhancements by us or our competitors;

- changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;

-    changes in our business strategy;

-    timing and amount of sales and marketing expenses;

-    changes in our business and partner relationships;

-    technical difficulties or "bugs" affecting the operation of our software;

-    foreign currency exchange rate fluctuations; and

-    general economic conditions.

FAILURE OF THE MARKET TO ACCEPT OUR TECHNOLOGY WOULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND THE PRICE OF OUR ORDINARY SHARES COULD DECLINE. Our products are based on complex technologies, including sophisticated algorithms and models which we have developed to address complex scheduling and troubleshooting issues in the service industry. Although our products are currently being used in the service industry, and we believe our technologies address these issues, the methods we have chosen have not yet been widely accepted by the service industry, and other providers of similar software use different technology and models. We cannot predict whether our products will be widely accepted by the service industry. Failure of the market to accept our technology would adversely affect demand for our products. In addition, we participate in an industry with an inherently high failure rate and we cannot assure you that our clients will achieve success when using our products and services. Any publicized performance problems relating to our products or those of our competitors could also slow client adoption of our products. Moreover, to the extent that we are associated with unsuccessful client projects, even if due to factors beyond our control, our reputation and competitive position in our industry could be materially and adversely affected.

IF THE MARKET FOR SCHEDULING FULFILLMENT OF SERVICES AND PRODUCTS OVER THE INTERNET DOES NOT DEVELOP AS EXPECTED OR AT ALL, OR IF OUR PRODUCTS ARE NOT
ACCEPTED BY BUSINESSES SCHEDULING SERVICES, A SUBSTANTIAL PORTION OF THE ANTICIPATED DEMAND FOR OUR SOLUTIONS MAY NOT DEVELOP AND THE PRICE OF OUR ORDINARY SHARES COULD DECLINE ACCORDINGLY. Our business strategy is premised, in part, on our belief that traditional bricks-and-mortar companies, such as utilities, as well as e-commerce companies, will offer their customers the opportunity to schedule and obtain services online rather than on the telephone. While some of our clients use the web-based features of our products in an intranet environment, as of the date of this statement, none of our clients is currently offering Internet self-scheduling options to its customers. Our business strategy depends in part on consumers and businesses moving away from telephone-based customer service to Internet-based customer service. While adoption of the Internet as a new medium for commerce is occurring for purchases of products, the adoption of the Internet to schedule and obtain services is at a much earlier stage. If online service scheduling solutions are not widely adopted by consumers and businesses engaging in e-commerce transactions, our business will not realize its full potential. We began emphasizing our products' Internet capabilities in September 1999 and we have devoted and expect to continue to devote substantial resources to market this use of our products. Our business strategy requires us to market our products to companies that utilize the Internet to deliver service. Many of these companies may have limited capital resources and may not be willing to invest in our solutions.

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY NOT SUCCEED. Our ability to successfully offer products and services and to implement our business plan in the evolving market for service scheduling and resource optimization software requires an effective planning and management process. We continue to increase the scope of our operations in the United States and internationally and expect to continue to increase our headcount substantially in the future. For example, the number of individuals we employed grew from 142 as of September 30, 1999 to 192 as of September 30, 2000. As part of this growth, we have had to implement new operational and financial systems, procedures and controls; expand, train and manage our employee base; and maintain close coordination among our technical, accounting, finance, marketing and sales staffs. These factors have placed, and our anticipated expansion will continue to place, a significant strain on our existing management systems and resources.

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

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We have recently expanded our direct sales force in North America and plan to hire additional sales personnel. As of September 30, 2000, we employed 74 individuals in our sales and marketing organizations. Because 35 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. We believe we will need to expand our sales and marketing organization significantly. We might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

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

IF WE FAIL TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION, WE MAY NOT BE ABLE TO SERVICE ADDITIONAL CLIENTS AND SELL ADDITIONAL LICENSES. We cannot be certain that we can attract or retain a sufficient number of highly qualified services personnel to meet our business needs. Clients that license our software typically engage our professional services organization to assist with the installation and operation of our software applications. Our professional services organization also provides other assistance to our clients and works with our clients' in-house staff to train them regarding the maintenance, management and expansion of their software systems. Growth in licenses of our software will depend in part on our ability to provide our clients with these services. In addition, we will be required to expand our professional services organization to enable us to continue to support our existing installed base of customers as we focus on our new business strategy. As a result, we plan to increase the number of our service personnel in order to meet these needs.
Competition for qualified services personnel with the relevant knowledge and experience is intense, and we may not be able to attract and retain necessary personnel. If we are not able to grow our professional services organization, our ability to expand our business would be limited. To meet our clients' needs for professional services, we may need to increase our use of third-party consultants to supplement our own professional services group which may be more costly and less successful than professional services provided by our own organization. In addition, we could experience delays in recognizing revenue if our professional services group fails to complete implementations in a timely manner.

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

OUR TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY MAY BE SUBJECT TO INFRINGEMENT CLAIMS. Substantial litigation regarding technology rights and other intellectual property rights exists in the software industry both in terms of infringement and ownership issues. A successful claim of patent, copyright or trademark infringement or conflicting ownership rights against us could cause us to make changes in our business or significantly harm our business. For example, on February 28, 2000, a trademark infringement complaint was filed against us with respect to the use of our former corporate name and former Internet domain names. On May 2, 2000, a preliminary injunction was entered, enjoining us from using these names. As a result, we changed our corporate name to ClickSoftware Technologies Ltd. and ceased our use of our former domain names. Also, as described below, we are currently involved in a dispute with Click Commerce, Inc.

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

CERTAIN  OF OUR  OFFICERS  AND  EMPLOYEES  ARE  REQUIRED  TO SERVE IN THE ISRAEL
DEFENSE FORCES AND THIS COULD FORCE THEM TO BE ABSENT FROM OUR BUSINESS FOR EXTENDED PERIODS. David Schapiro, our Senior Vice President of Product Development, and Hannan Carmeli, our Senior Vice President of Product Services and Operations, as well as other male employees located in Israel are currently obligated to perform up to 39 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

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

THE RATE OF INFLATION IN ISRAEL MAY NEGATIVELY IMPACT OUR COSTS IF IT EXCEEDS THE RATE OF DEVALUATION OF THE NIS AGAINST THE DOLLAR. Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 1999 34%, and in the nine months ended September 30, 2000 30% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. In 1998, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel which benefited us. However, we cannot assure you that this reversal will continue or that we will not be materially adversely affected in the future if the rate of inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of this devaluation lags behind increases in inflation in Israel.

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE GROWING RAPIDLY. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK. For the nine months ended
September 30, 2000, our expenses incurred in the UK were 20% of our total expenses. For the year of 1999, these expenses represented 15% of our total expenses. Our revenue from the UK has similarly grown. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro will increase. We are also experiencing a growth in revenue and expenses in Israel, and we anticipate recognizing revenue from other international sources. For the quarter ended September 30, 2000, our DSO (days sales outstanding) was 120 days reflecting the necessity to extend longer terms for larger deals. Presently our risk to foreign currency fluctuations is minimal, but if our foreign accounts receivable balances increase, the risk will increase. We cannot assure that we will adequately protect ourselves against such risk.

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES. We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel, and we may apply for additional grants in the future. In 1998, 1999, and 2000, we received or accrued grants from the Chief Scientist totaling approximately $0.9 million, $1.0 million and approximately $1.0 million respectively. In the nine months ended September 30, 2000, we accrued and will receive grants from the Chief Scientist totaling approximately $0.6 million. We cannot assure that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions which may affect the availability of funds for Chief Scientist grants in the future. The percentage of our research and development expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. The amount of the grants received since inception is approximately $3.7 million in respect of which we have already paid $1.1 million out of a total of $3.8 million due to the Chief Scientist in the form of royalties. We expect to pay or accrue additional royalties for the year 2000 at a rate equal to 3% of our total revenues. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require the company to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Additionally, the licensing of our software in the ordinary course of business is not considered a transfer of technology by the Office of the Chief Scientist and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund any payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

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

Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel. We have appointed ClickSoftware Inc., our U.S. subsidiary, as our agent to receive service of process in any action against us arising out of our original June 22, 2000 initial public offering. We have not given our consent for our agent to accept service of process in connection with any other claim. Furthermore, if a foreign judgment is enforced by an Israeli court, it will be payable in NIS.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of September 30, 2000, our executive officers, directors and entities affiliated with them beneficially owned approximately 50.4% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if they are opposed by our other investors.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of September 30, 2000, we had 26,000,625 ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of September 30, 2000, we had 1,853,567 ordinary shares issuable upon exercise of outstanding options and warrants, and 3,061,787 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws and certain lock-up agreements limit the number of ordinary shares available for sale by our shareholders in the public market. We and the beneficial holders, or trustees issuing shares to option holders, of 21,394,485 ordinary shares and options exercisable into an aggregate of 1,519,954 ordinary shares have agreed not to sell ordinary shares or any securities convertible into or exercisable for ordinary shares for 180 days after June 22, 2000 without the prior consent of Lehman Brothers. After the expiration of this 180 day period, these shares will be available for sale in the public market of varying times subject to compliance with applicable laws. Lehman Brothers may, in its sole discretion, release all or any portion of the securities subject to such lock-up agreements prior to the end of the 180 day period. The holders of options exercisable into an aggregate of 645,313 additional ordinary shares hold options which will not be exercisable within 180 days of June 22, 2000. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Foreign Currency Exchange Rate Risk

We develop products in Israel and sell them primarily in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. Additionally, although we do not presently participate in hedging contracts related to foreign currency exchange rates, we may do so in the future to protect against rate fluctuations affecting our foreign currency accounts receivable balances. We do not participate in any speculative investments.

Interest Rate Risk

As of September 30, 2000, we had cash and cash equivalents of $24.8 million which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 2000, we had total short term debt of $0.2 million and long-term debt net of current maturities of $0.1 million which bear interest at rates that are linked to LIBOR or the Israeli consumer price index. We also have a revolving, accounts receivable-based, secured credit facility of up to $2.5 million for working capital purposes. Amounts outstanding bear interest at the U.S. prime rate plus 1%. As of September 30, 2000, there were no amounts outstanding under this facility.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Click Commerce, Inc., an unrelated third party, contacted us alleging that our trademarks and our new company name infringe on their trademarks. After discussions with them, we responded on June 22, 2000 by filing a complaint for declaratory relief in the United States District Court, Northern District of California, seeking a determination that the use of our name and trademarks do not infringe on Click Commerce, Inc.'s claimed trademarks. Click Commerce, Inc. responded to our complaint by denying our allegations. In addition, Click Commerce, Inc.'s response includes a cross-complaint alleging that our use of the CLICKSOFTWARE trademark and our use of other product names have resulted in trademark infringement, unfair competition, and false designation of origin in violation of federal law. The cross-complaint also alleges unfair competition and false advertising in violation of California's Business and Professions Code and trademark infringement in violation of California common law. Click Commerce, Inc. is seeking damages from us in an unspecified amount.

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

We have participated in settlement negotiations with Click Commerce, Inc. We presently believe that this matter will be amicably settled with no material adverse financial effects beyond our legal fees.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 2(d)

On July 20, 2000 the Company completed the sale of an aggregate of 600,000 additional ordinary shares of its common stock at a price of $7.00 per share by way of exercise of the underwriters' overallotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30274), which the United States Securities and Exchange Commission declared effective on June 22, 2000. Lehman Brothers Inc., CIBC World Markets Corp., SG Cowen Securities Corporation and Fidelity Capital Markets were the lead underwriters exercising.

Of the $4.2 million in aggregate proceeds raised by the Company in the exercise, $0.3 million was paid to underwriters in connection with the underwriting discount. There were no direct or indirect payments to directors or officers of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ClickSoftware maintains a short-term investment portfolio primarily consisting of corporate debt securities with maturities of twelve months or less. These available-for-sale securities are subject to interest rate risk and will rise and fall in value if market interest rates change. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. ClickSoftware does not expect any material loss with respect to its investment portfolio.

The following table provides information about ClickSoftware investment portfolio, cash, long term debts as of September 30, 2000 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                          YEAR OF MATURITY
                                 2000       2001        2002     2003 AFTER  2003   TOTAL CARRYING VALUE
                                                (dollars in thousands)

Cash and Equivalents           $9,332         -           -       -          -             $9,332
 Average interest rate           6.5%         -           -       -          -               6.5%
Commercial Papers                  -      $3,957          -       -          -             $3,957
 Average interest rate             -        6.8%          -       -          -               6.8%
Corp Bonds                         -      $1,730          -       -          -             $1,730
 Average interest rate             -        6.8%          -       -          -               6.8%
Euro dollar Bonds                  -      $4,340          -       -          -             $4,340
 Average interest rate             -        6.8%          -       -          -               6.8%
Asset-backed Securities            -      $5,290          -       -          -             $5,290
  Average interest rate            -        6.7%          -       -          -               6.7%
Other                              -        $201          -       -          -               $201
 Average interest rate             -        6.8%          -       -          -               6.8%

Bank Loans                        $15        $60         $30                                 $105
  Average interest rate          L+1%       L+1%        L+1%                          US LIBOR+1%
Other Loans                       $28        $38          $5      $1                          $72
  Average interest rate      5.4-9.7%   5.4-9.7%        9.7%    9.7%                  IS CPI+5.4%
US Capital lease obligations       $2         $7          $8      $8                          $25
  Average interest rate          7.1$       7.1%        7.1%    7.1%                         7.1%
GBP Capital lease obligations      $5        $26         $18      $8                          $57
  Average interest rate          5.5%       5.5%        5.5%    5.5%                         5.5%

Other Long-term Debt         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 2000.








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


Date:  November 14, 2000