Form 10-K
period 2000-12-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2001-03-30
CIK 1105841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

  X      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
 ---     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission file number  0-30827
                        -------
                         CLICKSOFTWARE TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)

                 Israel                                  Not Applicable
                 ------                               -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  34 Habarzel Street Tel Aviv, Israel
  -----------------------------------                 -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (972-3) 765-9400
                                                   ----------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
----------------------------------    -----------------------------------------
Securities registered pursuant to section 12(g) of the Act:

                       Ordinary Shares, NIS 0.02 par value
                       -----------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X   Yes       No
    ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ------
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

The aggregate market value of the Ordinary Shares held by nonaffiliates of the Registrant, based upon the closing sale price of the Ordinary shares on March 26, 2001, as reported by the Nasdaq National Market, was approximately $3,377,675. Ordinary Shares held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

NOTE.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 26, 2001, there were approximately 26,064,539 Ordinary Shares of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

                                TABLE OF CONTENTS



                                                                                                        PAGE
                                                                                                        ----

PART I
         Item 1.    Business.........................................................................     5
         Item 2.    Properties.......................................................................    14
         Item 3.    Legal Proceedings................................................................    15
         Item 4.    Submission of Matters to a Vote of Security Holders..............................    15

PART II
         Item 5.    Market for the Registrant's Common Equity and
                    Related Stockholder Matters......................................................    15
         Item 6.    Selected Consolidated Financial Data.............................................    17
         Item 7.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................    18
         Item 7A    Quantitative and Qualitative Disclosures About Market
                    Risk.............................................................................    33
         Item 8.    Financial Statements.............................................................    37
         Item 9.    Changes In and Disagreement With Accountants on Accounting
                    and Financial Disclosure.........................................................    51

PART III
         Item 10.   Directors and Executive Officers of the Registrant...............................    51
         Item 11.   Executive Compensation...........................................................    52
         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management.......................................................................    55
         Item 13.   Certain Relationships and Related Transactions...................................    56

PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
                    8-K..............................................................................    56
SIGNATURES          .................................................................................    57



                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to products, markets, and future results of operations and profitability, and may include implied statements concerning market acceptance of our products, and our growing leadership role in the marketplace. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth herein, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. ClickSoftware undertakes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

We provide software for optimizing service operations by improving customer responsiveness and the utilization of service resources. Our products allow our clients to respond quickly to customers' demands for service while maximizing utilization of service personnel and minimizing operational costs.

We offer solutions to support the various levels of management hierarchy, including execution, operational planning, tactical planning and strategic planning levels. Our Service Optimization suite of products allows clients to concentrate on both micro and macro level scheduling, service execution, real time monitoring, short term resource planning, and long term capacity planning. Our solution is designed to enable our clients to increase the productivity of their service resources, resulting in reduced costs and increased revenue opportunities that would otherwise be lost.

We were incorporated in Israel in 1979. We have a wholly-owned subsidiary incorporated in California, ClickSoftware, Inc., and a wholly-owned subsidiary incorporated in the United Kingdom, ClickService Software Limited. Our product development efforts are conducted primarily in Israel. Our sales and marketing and implementation efforts in North America are conducted by our California subsidiary. Our sales and marketing and implementation efforts in Europe are conducted by our United Kingdom subsidiary.

ClickSoftware began the year under its former name, IET-Intelligent Electronics. On January 25, 2000 we announced the change of our name to ClickService Software. Prior to our public offering, we changed our name to ClickSoftware Technologies Ltd.

On April 26, 2000 we introduced CLICKANALYZE, a new software solution that enables service organizations to obtain accurate measurements of compliance with service commitments and levels of resource utilization. On October 5, we announced the release of CLICKMOBILE, which enables service representatives in the field to send and receive updated schedule information throughout the day. At the same time, we announced the release of CLICKPLAN, a Web-based resource planning tool to be used by service managers for high-level resource allocation based on their forecasted workload. In January 2001, we introduced FAST TRACK 2.0, the second version of our implementation tool enabling CLICKSCHEDULE to be integrated within sixty days.

PRODUCTS

We have developed a suite of products that automate and optimize the processes by which service operations manage internal resources and customer calls. These solutions work across all management levels and organizational boundaries and cover the business functions of tactical planning, strategic planning and analysis, and operational execution. Our products enable enterprises to:

*   Efficiently schedule and fulfill service;

*   Effectively plan for the optimal workforce according to forecasted workload;

*   Intelligently diagnose and troubleshoot equipment;

*   Monitor execution via Internet and wireless devices; and

*   Accurately measure the business performance of the organization.

Our optimization solutions can be used alone or in tandem to enable service organizations to improve response time, quality of customer service, and customer satisfaction while maintaining a high level of resource utilization. Our solutions integrate easily with existing CRM solutions.

SERVICE OPTIMIZATION SUITE OF PRODUCTS

Our Service Optimization suite of products provides an end-to-end solution for improving the efficiency and cost-effectiveness of service operations by working across all management levels and organizational boundaries. In addition to our ClickSchedule and CLICKFIX offerings, our suite of products includes a mobile client, and solutions for business planning and business performance analysis.

Our Service Optimization suite includes the following products:

* CLICKSCHEDULE is a web-centric software solution that allows organizations to optimally schedule appointments for delivery, installation, or service by assigning service personnel and sequencing individual schedules and travel routes in an economical way. CLICKSCHEDULE automatically considers such factors as technician skills set, task complexity, planned task duration, resource and parts availability, overtime, travel time and travel distance, and contractual obligations of the service provider.

    CLICKSCHEDULE performs scheduling functions by integrating with existing customer relations management (CRM) applications. Using a CRM application, an online customer or a call center professional provides details regarding the service request as an XML message to the CLICKSCHEDULE server. ClickSchedule immediately recommends optimized scheduling options weighing the parameters of the customer's request against configured parameters of the service provider. The CRM application then presents the optimized scheduling options to the customer for choice.

    After the CRM application sends the customer appointment selection back to CLICKSCHEDULE, the data is used to organize and then communicate individual schedules to service representatives. In addition, the data provides the basis for ClickSoftware's resource management and analysis applications further described below.

* CLICKFIX is a troubleshooting solution for equipment-related problem resolution support. CLICKFIX captures the description of the equipment problem manually by user interface, automatically from automated event logs, or remotely via a modem. The CLICKFIX application prompts the user to select from a list of common or potential problems associated with the particular symptom and 'walks' the user through the problem resolution process by proposing additional tests and finally recommending corrective actions. CLICKFIX works effectively for both trained service technicians and untrained equipment end-users. CLICKFIX works in a stand-alone mode on a mobile computer or may be accessed via the web. Information gained by each diagnostic situation is reincorporated in to the resolution database, effectively creating an artificial intelligence solution gaining functionality through experience.

* CLICKMOBILE integrates with CLICKSCHEDULE to enable the automatic, real-time wireless communication of the scheduling and rescheduling of field resources. Using a wireless PDA, field resources communicate the status of assigned tasks (e.g., "en-route", "onsite", "delayed", "completed", etc.), providing the necessary information to enable scheduling adjustments. Dispatchers may then proactively monitor and manage scheduling changes throughout the day to maintain resource optimization despite unexpected events such as traffic delays, transportation breakdowns, and jobs in excess of planned duration. The result is both improved schedule optimization through earlier problem detection and the ability to better manage customer expectations through communication. In addition, CLICKMOBILE enables intra-day, real-time performance measurement of utilization, productivity, and customer commitment compliance.

*   CLICKANALYZE  is an advanced  management  level  software  solution  used to quickly and accurately measure the business performance of a service organization. Used in conjunction with CLICKSCHEDULE and CLICKFIX, CLICKANALYZE users analyze basic and customized business performance indicators such as service levels, resource utilization, employee load and operations cost. CLICKANALYZE provides both executive level summary reports and detailed analysis according to territory, job type, employee skill, time frame and other configurable factors.

* CLICKPLAN enables service organizations to increase future resource utilization by identifying and resolving potential workforce shortages, surpluses, and imbalances. CLICKPLAN compares forecasted work with available resource capacity grouped by job type, territory, skills, and other criteria. As future resources are allocated, CLICKPLAN highlights potential shortages and imbalances in the workforce months and years in advance.

TECHNOLOGY

Our products are based upon our internally developed core technologies, W-6 Service Scheduler and TechMate. These two core technologies were developed over the last decade and include sophisticated algorithms and business scenario representation tools. Our research and development personnel have been working on service technology solutions since 1985, including algorithmic software solutions, system integration and implementations. Based on these efforts, we have gained significant experience with the complex optimization and decision support troubleshooting needs of service organizations. As differentiated from the needs of supply chain of manufacturing operations, the needs of the service chain are far more complex. For instance, service scheduling involves scheduling personnel of different skills in different locations to tasks of different complexity in constantly changing locations, all coordinated to meet the scheduling demands of the customer.

Our applications are fully standards-based, allowing complete integration with related CRM, ERP or supply chain functions. Our applications run on
Windows-based computers or standard web browsers and servers, and support leading relational database management systems, including Oracle and Microsoft SQL Server. The multi-tier architecture connects browser-based applications to Windows NT application servers through local area networks, wide area networks, intranet or Internet connections. Our technology performs messaging between clients and the application server in real time over standard communication protocols, e.g. HTTP and TCP/IP. Our applications are inherently scalable due to our multi-tier architecture that uses thin clients, multi-threaded application servers and relational databases.

Specifically, our core technologies include internally developed optimization algorithms. These algorithms provide efficient solutions for complex problems arising from, among others, the following:

* the vast number of possible solutions associated with optimized scheduling of personnel;
*   the number of service organization-specific resources and variables;
*   the need to instantly respond to concurrent users' service requests;
*   the vast number of potential routes within a specific geographic area; and
*   various time zone considerations.

Our core technologies also include sophisticated service business scenario modeling. We have developed models based on a vast number of variables and resource characteristics common to service organizations. By employing these models, we can use our algorithms to address the market needs of different segments of the service industry and broaden the customer base for our products.

Our technology contains an open, multi-tiered architecture. Our architecture incorporates the following key components:

* Application software and web servers capable of performing high-speed optimization, problem resolution, and Internet access to the application host system; and
*   Extensible  Markup  Language,  or XML,  Application  Programming  Interfaces
    (APIs), which enable other applications to integrate and access the data and services of CLICKSCHEDULE or CLICKFIX.

The CLICKSCHEDULE scheduling engine contains technologies which include not only business rules and objectives defining the constraints and policies of the service organization, but also optimization algorithms which schedule the service resources based on these rules and objectives. These rules and objectives and optimization algorithms are designed in a generic fashion so that they can be adaptable to a wide range of service scheduling problems.

The CLICKFIX problem resolution engine contains technologies that include algorithms for fast problem resolution based on equipment design and field knowledge, a knowledge base with learning capabilities, and an intelligent component that creates new trouble shooting solutions based on modeling both equipment structure and historic data.

Our user customization includes an Industry Segment Layer, which includes data, algorithms, and Application Program Interfaces (APIs) that are specifically developed to address the needs of particular industry segments. In addition, external customization points enable ClickSoftware professional services personnel and third party system integrators to efficiently configure our software to provide customization for particular customers.

Our development methodology is based on techniques which facilitate development of components that can be incorporated in future products. This methodology enables us to reduce the time required to introduce functionality enhancements and new products. Our development methodology involves analysis of business requirements, software module design to meet these requirements, software development and coding, testing and quality assurance. Our product development group in Israel is ISO 9000 certified.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

Our professional services organization is staffed by professionals with significant experience in the resource optimization field. We provide our clients with consulting and deployment services, upgrades, and comprehensive training and support to help achieve business goals with a quick return on investment. Our consulting services include:

* Business Analysis. Our consultants assess current or planned scheduling needs, develop and document the project plan, and deliver the design specification. We provide a configuration and implementation roadmap to help meet business goals, including an analysis of return on investment.

* Project Implementations. Our professional services consultants individually, or as members of our clients' teams, implement and assist in the configuration of our solutions to accelerate the project deployment schedule and ensure a successful implementation process.

*   CLICKSCHEDULE   FAST  TRACK.   In  order  to  increase  the  number  of  our
    implementations and facilitate market acceptance of our CLICKSCHEDULE solution, we introduced CLICKSCHEDULE FAST TRACK to provide accelerated ClickSchedule implementation. We believe this methodology enables clients to achieve benefits quickly from rapid implementation. Once the CLICKSCHEDULE FAST TRACK implementation is completed, we offer enhancements and customizations that provide additional functionality to our CLICKSCHEDULE product.

Customer support is available by telephone and over the Internet. Customer support is billed as a percentage of license fees depending upon the level of support coverage requested by the customer. Support is provided by the technical support team in our product development group, ensuring detailed product knowledge and access to experts and testing facilities when required. The customer support team works closely with the professional services organization in providing technical support during client project implementations and transferring completed projects from professional services organization to the client support team.

CUSTOMERS

We sell our products to a broad base of clients representing a variety of industries with unique needs, including telecommunications, utilities, high-technology service providers and home equipment retailers. The following is a representative list of our clients or end-users using our products. This list of clients is representative of the geographically dispersed client base, the various industries utilizing our products and the various stages of deployment of our product lines. Each of these clients accounted for at least $100,000 of product and/or service revenues for 2000 and, as a group, these clients accounted for approximately 37% of our total revenues for 2000:

Crown Castle
Covad Communications
ICL
InstallInc.com
Level 3 Communications
Novellus
Schindler Elevator
Starband Communications
UPC
Swisscom
Vodafone
Watkins

Each of three clients represented between 3% and 7% of our total revenues for 2000.

One customer accounted for greater than 10% of revenues during the year ended December 31, 2000 and none accounted for the same in 1999. For the year ended December 31, 1998, sales to each of three customers constituted greater than 10% of our revenues.

SALES AND MARKETING

We market and sell our products primarily through our direct sales force, which is located in North America and Europe. Our multi-disciplined sales teams consist of field sales executives, sales support engineers and internal sales staff. The internal sales staff is responsible for generating leads and qualifying prospective clients. Sales support engineers assist the sales executives in the technical aspects of the sales process, including preparing demonstrations and technical proposals. Our sales executives are responsible for completing the sales process and managing the post-sale client relationship, which consists of ongoing relationship management and the sale of additional licenses as clients require additional resources. Our management also takes an active role in our sales efforts. The knowledge gained by our sales and marketing force is also communicated to our product marketing group which guides our development team. This enables our organization to align the functionality of our products with customer needs.

We typically direct our sales efforts to the client's chief executive officer, the chief information officer, the vice presidents of customer service and other senior executives responsible for improving customer service at our clients' organizations. We focus our marketing efforts on identifying potential new clients, generating new sales opportunities, and creating awareness in our target markets about the value of our products and their applications. Our programs target prospective clients across a wide variety of industries, business relationships and geographies. In order to effectively promote product awareness, we engage in marketing activities in a wide variety of areas including public relations and analyst relations, advertising creation and placement, direct mailings and trade shows. As of December 31, 2000, we employed over 71 individuals in our sales and marketing department.

Our marketing organization also supports joint marketing activities with our business partners. Our business relationships enable us to use our partners' market presence and sales channels to create additional revenue opportunities. We have entered into co-marketing arrangements with leading enterprise resource planning (ERP) companies, and customer relationship management (CRM) vendors. With these relationships, we both participate in joint sales efforts as well as sell our software for resale. These vendors include Nortel, Clarify, i2 Technologies, JD Edwards, Metrix, PeopleSoft/Vantive, Orbital, SAP, Siebel, and Viryanet. These partners have committed resources depending on the strength of the relationship, including building an interface for our product, training their employees, developing co-marketing programs, and incorporating our products into their marketing strategies. We provide sales materials and training to resellers on the implementation of our software solutions. With several of these partners, we also have reseller agreements by which they are authorized to resell our products to their customers. These agreements generally provide the parties with the right to use each other's names in marketing and advertising materials, and to occasionally conduct joint marketing programs. These agreements are generally for a one-year period and are automatically renewable. We believe these relationships will extend our presence and brand name in new and existing markets.

RESEARCH AND DEVELOPMENT

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional products and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. These include documenting product requirements, specifying product features and workflow, developing the software, performing quality assurance, and creating documentation and packaging. Our research and development center in Israel is ISO 9000 compliant and continuously updates its software development procedures to maintain an ongoing improvement process and high quality products.

Our future research and development strategies will concentrate on strengthening our product offerings in decision support, forecasting, resource planning, capacity planning and monitoring, in enhancing the scalability of our products, and in continuing the development of packaged offerings for specific vertical industries.

Our research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, totaled $5.4 million for the year ended December 31, 2000, $3.9 million for the year ended December 31, 1999, and $3.1 million for the year ended December 31, 1998. As of December 31, 2000, we employed 47 individuals in our research and development group.

COMPETITION

The market for our products is competitive and rapidly changing. We expect competition to increase in the future as current competitors expand their product offerings and new companies enter the market.

Our current and potential competitors include:

*   independent   systems  integrators  and  in-house   information   technology
    departments;
*   traditional ERP and CRM software application vendors;
* software vendors in the utility, telecommunications, Internet access, field services, home delivery and other markets;
* providers of service scheduling software and components and logistics solutions providers; and
* providers of supply-chain optimization solutions for manufacturing organizations.

Some of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.

Competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. In addition, our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements, which can make existing products, including ours, obsolete or unmarketable.

INTELLECTUAL PROPERTY

Our future success depends in part on legal protection of our intellectual property. To protect our intellectual property, we rely on a combination of the following among others:

*   preventing access to source code and technical documentation;
*   copyright laws;
*   patent laws;
*   trademark laws; and
*   trade secret laws.


We have two patent applications pending with the Israeli Patent Office. We intend to file similar applications with United States and other international patent authorities. As we continue to develop new applications of our products, we will consider additional patent applications. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently borad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us.

We have filed trademark applications in the United States for the use of CLICKSOFTWARE, CLICKBROKER, CLICKANALYZE, CLICKPLAN, CLICKFORECAST, CLICKPERFORMANCE MONITOR, CLICKSCHEDULE, CLICKFIX, CLICKANSWER, CLICKCATALOG and W-6. However, we may not receive registrations for these trademarks. In 2000, we settled two legal disputes regarding our current and former names. See "Legal Proceedings."

Our registered trademarks also include Diagnostic Executive and Aitest. Although we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We can give no assurance that others will not develop technologies that are similar or superior to our technology. See "Risks Related to Our Business" and "Competition".

We generally enter into nondisclosure agreements with our customers, employees and consultants and generally control access to and distribution of our software, documentation and other proprietary information.

Our end-user licenses are designed to prohibit unauthorized use, copying and disclosure of our software and technology in the United States, Israel and other foreign countries. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. Unauthorized third parties may be able to copy some portions of our products or reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and/or to enforce our rights to our technology, we may lose competitive position in the market. We cannot assure you that our means of protecting our intellectual property rights in the United States, Israel or elsewhere will be adequate or that competing companies will not independently develop similar technology. In addition, some of our licensed users may allow additional unauthorized users to use our software, and if we do not detect such use, we could lose potential license fees.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We also indemnify some of our customers against claims that our products infringe on the intellectual property rights of others. We believe that our products do not infringe upon the intellectual property rights of third parties. However, we cannot assure you that we will prevail in all future intellectual property disputes. We have not conducted an exhaustive search for existing patents and other intellectual property registrations, and we cannot assure you that our products do not infringe any issued patents. In addition, because patent applications in the United States and Israel are not publicly disclosed until the patent is issued, applications may have been filed which would relate to our products.

Substantial litigation regarding technology rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement and ownership claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, our competitors may file or have filed patent applications, which are covering aspects of their technology that they may claim our technology infringes. Third parties may assert infringement or competing ownership claims with respect to our products and technology. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or cause product shipment delays. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expand significant resources to develop non-infringing technology or obtain licenses to or pay royalties to use a third party's technology. Such royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of patent or copyright infringement against us could significantly harm our business.

EMPLOYEES

As of December 31, 2000, we had 198 full-time employees, 47 engaged in research and development, 71 in sales, marketing and business development, 44 in professional services and technical support and 36 in finance, administration and operations. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

84 of our employees are located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimums. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies and severance funds. Severance pay expenses amounted to $272,000 in 1998, $202,000 in 1999 and $562,000 in the year 2000.

Israeli law provides that employment arrangements with employees not in senior managerial positions, or whose working conditions and circumstances do not facilitate employer supervision of their hours of work, must provide for compensation which differentiates between compensation paid to employees for a 43 hour work week or for maximum daily work hours and compensation for overtime work. The maximum number of hours of overtime is limited by law. Certain of our employment compensation arrangements are fixed and do not differentiate between compensation for regular hours and overtime work. Therefore, we may face potential claims from these employees asserting that the fixed salaries do not compensate for overtime work; however, we do not believe that these claims would have a material adverse effect on us.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and certain information about them as of March 15, 2001 are as follows:

Name                          Age    Position
----                          ---    --------

Dr. Moshe BenBassat           53     Chief Executive Officer and Chairman of the Board
Shimon M. Rojany              53     Senior Vice President and Chief Financial Office
Corey Leibow                  46     Chief Operating Officer
David Schapiro                42     Senior Vice President, Product Development
Ami Shpiro                    47     President and General Manager, European Operations
Hannan Carmeli                42     Senior Vice President, Product Services and Operations
Amit Bendov                   36     Vice President, Product Marketing
Roni Einav                    45     Director
Dr. Israel Borovich           58     Director
Nathan Gantcher               60     Director
Eddy Shalev                   53     Director
James W. Thanos               52     Director


DR. MOSHE BENBASSAT co-founded ClickSoftware and has served as Chairman and Chief Executive Officer since our inception. From 1987 to 1999, Dr. BenBassat served as a professor of Information Systems at the Faculty of Management of Tel-Aviv University. Dr. BenBassat has also held academic positions at the University of Southern California and the University of California at Los Angeles. From 1996 to January 1999, Dr. BenBassat also served as a board member of Tadiran Telecommunications Inc., a telecommunications company. From 1990 to 1996, Dr. BenBassat served as a board member of Tadiran Electronic Systems Ltd., a defense electronics company. Dr. BenBassat holds Bachelor of Science, Master of Science and PhD. degrees in Mathematics and Statistics from Tel-Aviv University.

SHIMON M. ROJANY co-founded ClickSoftware and has served as Senior Vice President and Chief Financial Officer since November 1999. From 1990 to 1999, Mr. Rojany served as a Senior Associate with Adizes Institute, Inc., a consulting company. Mr. Rojany holds a Bachelor of Science degree in Accounting from California State University at Northridge and a Master of Business Administration in Management Decision Systems from the University of Southern California and is a certified public accountant.

COREY LEIBOW has served as our Chief Operating Officer since November 2000. Beginning in 1999, Mr. Leibow was the Vice President of World Wide Sales for Ajuba Solutions. Beginning in 1995, Mr. Leibow was the Vice President of Sales for Cadence Design Systems. From 1992 to 1994, Mr. Leibow was a Senior Manager for KPMG Peat Marwick in the Sales and Marketing Reengineering and Automation Practice. Mr. Leibow has a Bachelor of Arts degree from State University of New York at Courtland in Political Science with a minor in Communications.

DAVID SCHAPIRO has served as Senior VP of Product Development since August 2000. Prior to this role he served as our Vice President & General Manager of the Product Development Group since 1999. From October 1996 through 1998 Mr. Schapiro served as the ClickSchedule Division General Manager and prior to that in various management and marketing positions at ClickSoftware including Vice President of Business Development. Since 1984 Mr. Schapiro has served in positions at Applied Materials, a semiconductor equipment manufacturer, and Scitex Corporation, a digital printing system company. Mr. Schapiro received a B.S. in mathematics and computer science from Tel Aviv University, and a M.S. degree in computer science from Bar Ilan University.

AMI SHPIRO has served as President of European Operations since December 2000. He had served as Vice President and General Manager of European Operations and Managing Director of ClickSoftware Europe Limited since October 1996. From 1994 to October 1996, Mr. Shpiro served as Vice President, W-6 division. Prior to 1994, Mr. Shpiro had various roles in developing the W-6 scheduling system. Mr. Shpiro holds a Bachelor of Science degree in Computer Science and a Master of Science degree from the Hebrew University of Jerusalem.

HANNAN CARMELI has served as Senior Vice President and General Manager, Products Services and Operations of the since October 1997. From September 1997 to October 1997, Mr. Carmeli served as Manager of the TechMate Division. From December 1994 to September 1996, Mr. Carmeli served as Sales Director for Surecomp, a software vending company. Mr. Carmeli holds a Bachelor of Science degree from the Technion Institute and a Master of Science degree in Computer Science from Boston University.

AMIT BENDOV has served as our Vice President of Product Marketing since July 1998. From September 1996 to June 1998, Mr. Bendov served as our Director of Customer Support and Integration. From August 1994 to August 1996, Mr. Bendov served as our Research and Development Manager. Mr. Bendov holds a Bachelor of Science degree in Computer Science and Statistics from Tel Aviv University.

RONI EINAV has served as a director of ClickSoftware since April 2000. From 1983 to April 1999, Mr. Einav served as Chairman of the Board of Directors of New Dimension Software, Ltd., a software company which he founded. Mr. Einav has also played a role in founding over ten additional Israeli high-tech companies including: Liraz Computers, which owns Level 8, Jacada, UDS-Ultimate Distribution Systems, CreditView, CePost, CeDimension, ComDa and Einav Systems. Mr. Einav is a Major in the Israeli Defense Forces, serving in the Systems Analysis Division. Mr. Einav holds a Bachelor of Science degree in Management and Industrial Engineering and a Master of Science degree in Operations Research from the Technion Institute.

DR. ISRAEL BOROVICH has served as a director of ClickSoftware since July 1997. Since 1988, Dr. Borovich has served as President of Arkia Israeli Airlines and Knafaim-Arkia Holdings Ltd. Dr. Borovich also serves as a director of Knafaim-Arkia Holdings, Ltd., Maman-Cargo Terminals & Handling Ltd., Issta Lines Israel Students Travel Company Ltd., Ogen Investments, Ltd., Granit Hacarmel Investments, Ltd. and Vulcan Batteries Ltd. Dr. Borovich holds Bachelor of Science, Master of Science and a Doctor of Philosophy degrees in Industrial Engineering from the Polytechnic Institute in Brooklyn.

NATHAN GANTCHER has served as a director of ClickSoftware since April 2000. From October 1997 to October 1999, Mr. Gantcher served as Vice Chairman of CIBC World Markets Corp. From 1983 to November 1997, Mr. Gantcher served as President, Chief Operating Officer and Co-Chief Executive Officer of Oppenheimer & Co. Since 1983, Mr. Gantcher has served as Chairman of the Board of Trustees of Tufts University. Mr. Gantcher is a member of the Board of Overseers at the Columbia University Graduate School of Business, a director of Mack-Cali Realty Corp and the Jewish Communal Fund, and a trustee of the Anti-Defamation League Foundation. Mr. Gantcher holds a Bachelor of Arts degree in Business from Tufts University and a Master of Business Administration degree from the Columbia University Graduate School of Business.

EDDY SHALEV has served as a director of ClickSoftware since April 1997. Since April 1997, Mr. Shalev has also served as a director of Fundtech Corp. Mr. Shalev has served as Chief Executive Officer of E. Shalev Ltd. since January 1997 and as the Managing General Partner of E. Shalev Management since 1983. Mr. Shalev holds a Master of Science degree in Management Information Systems from Tel Aviv University.

JAMES W. THANOS has served as a director of ClickSoftware since May 2000. Since October 1999, Mr. Thanos has served as Executive Vice President, Worldwide Field Operations of BroadVision, Inc. From March 1998 to October 1999, Mr. Thanos served as BroadVision's Vice President and General Manager, Americas. Prior to working for BroadVision, Mr. Thanos served as Senior Vice President of Worldwide sales at Aurum Software. Mr. Thanos holds a Bachelor of Arts degree in International Relations and a Bachelor of Arts degree in Behavioral Sciences from Johns Hopkins University.

Executive officers serve at the discretion of the Board and are appointed annually. The employment of each of our officers is at will and may be terminated at any time, with or without cause. There are no family relationships between any of the directors or executive officers of ClickSoftware.

ITEM 2. PROPERTIES

ClickSoftware has a seven year lease for approximately 17,130 square feet of office space in Campbell, California. The office space is leased pursuant to a lease that expires in June 2003 with an option to extend the lease until April 2008. We also lease approximately 19,720 square feet of office space in Tel Aviv, Israel. Our U.K. subsidiary currently operates from a leased facility of approximately 3,000 square feet in Slough, near London. We also lease additional smaller offices in various sites throughout North America and the European continent. We consider that our current office space is sufficient to meet our anticipated needs for the foreseeable future.

Anticipated minimum net rents for these facilities are approximately $1,064,000 for the twelve months ending December 31, 2001, $91,128,000 for 2002, $981,000 for 2003 and $1,000,000 for 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings. During 2000, we were involved in two legal matters which have been settled.

CLICKSERVICES.COM V. CLICKSERVICE SOFTWARE. On February 28, 2000, a trademark infringement complaint was filed against us in the United States District Court, Northern District of California, by Clickservices.com, an unrelated third party. At the time, we were known as "ClickService Software". The complaint alleged that our use of the CLICKSERVICE trademark and "clickservice.com" and "clickservice.net" Internet domain names resulted in trademark infringement and unfair competition in violation of federal law. The complaint also alleged unfair competition, false advertising, and false designation of origin in violation of California's Business and Professions Code, and trademark infringement in violation of California common law. Additionally, Clickservices.com demanded damages of an unspecified amount.

On May 2, 2000, the District Court granted Clickservices.com's motion for a preliminary injunction and enjoined us from using the CLICKSERVICE trademark and the domain names "clickservice.com" and "clickservice.net". We have complied with the District Court's order and changed our corporate name to ClickSoftware Technologies Ltd. and our domain name to clicksoftware.com. On October 19, 2000, final Stipulated Consent Judgment and Permanent Injunction Order was signed by the court which permanently restrained us from using the trademarks. Concurrent with the final order, both parties agreed to withdraw all other claims.

CLICKSOFTWARE TECHNOLOGIES LTD. V. CLICK COMMERCE, INC. After we were contacted by Click Commerce, Inc., an unrelated third party, alleging that our new company name, ClickSoftware Technologies Ltd., may infringe upon their company name and trademark, we responded on June 22, 2000 by filing a complaint for declaratory relief in the United States District Court, Northern District of California, seeking a determination that the use of our name and trademarks do not infringe on Click Commerce, Inc.'s claimed trademarks. Click Commerce, Inc. responded to our complaint by denying our allegations. In addition, Click Commerce, Inc.'s response included a cross-complaint alleging that our use of the CLICKSOFTWARE trademark and our use of other product names resulted in trademark infringement, unfair competition, and false designation of origin in violation of federal law. The cross-complaint also alleged unfair competition and false advertising in violation of California's Business and Professions Code, and trademark infringement in violation of California common law. Click Commerce, Inc. demanded damages from us in an unspecified amount.

On December 20, 2000, the parties agreed to a settlement whereby both parties withdrew their complaints and agreed to allow the continued the use of their respective trademarks. In addition, the parties agreed to stipulate certain facts and retain specific rights for future actions should there be future factual instances of trade name confusion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our ordinary shares have been quoted on the Nasdaq National Market under the symbol "CKSW" since June 22, 2000. Prior to that time, there was no public market for our ordinary shares. The following table sets forth for the periods indicated, the high and low closing prices of our ordinary shares as quoted by the Nasdaq National Market:

Fiscal year ended December 31, 2000                  HIGH              LOW
-----------------------------------                  ----              ---

Second Quarter (from June 22, 2000)                $ 7.375            $ 5.81
Third Quarter                                      $ 8.750            $ 3.00
Fourth Quarter                                     $ 3.656            $ 1.75

As of March 26, 2001, there were 111 stockholders of record of our Ordinary Shares.

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

On June 22, 2000, the Company commenced an initial public offering of its ordinary shares, NIS 0.02 par value. Ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-30274) that was declared effective by the SEC on June 22, 2000.

The offering commenced on June 22, 2000 whereby 4,000,000 shares of ordinary shares registered under the Registration Statement were sold at a price of $7.00 per share. Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The aggregate price of the offering amount registered was $32,200,000. In connection with the offering, we paid an aggregate of $2,254,000 in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth the expenses incurred in connection with the offering, other than underwriting discounts and commissions:

        SEC Registration fee                                       $ 24,772
        NASD filing fee                                               6,825
        Nasdaq National Market listing fee                           98,149
        Printing and engraving expenses                             315,660
        Legal fees and expense                                      727,134
        Accounting fees and expenses                                207,373
        Transfer agent and registrar fees                           326,454
        Miscellaneous expenses                                       69,660
                                                            ----------------
          Total                                                 $ 1,776,027
                                                            ================

After deducting the underwriting discounts and commissions and the expenses related to the offering as described above, we received net proceeds from the offering of approximately $28,169,973.

As of December 31, 2000, we have used the aggregate net proceeds of $28 million from our initial public offering of ordinary shares for the following purposes:

* approximately $7 million to expand our international operations including infrastructure and sales and marketing expenses;
* approximately $7.5 million to expand our domestic operations by hiring additional employees, leasing additional office space and expanding our infrastructure; and
*   approximately $3 million for domestic sales and marketing.

The remaining proceeds will be used for general corporate purposes, including working capital, expansion of our sales and marketing capabilities, and acquisitions of, or investments in, businesses, products and technologies that are complementary to our business. We have no current plans, agreements or commitments with respect to any such acquisition, and we are not currently engaged in any negotiations with respect to any such transaction.

None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of our equity securities, or any of our affiliates.

We have invested the net proceeds of this offering in interest-bearing short-term investments or bank deposits.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated statement of operations data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, and the selected consolidated balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from our audited financial statements. The consolidated statements of operations data for the years ended December 31, 1996 and 1997 and the selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements that are not included herein. For the year ended December 31, 1996, the audited financial statements were adjusted to eliminate the results of operations of two divisions, our Nester and Systems divisions spun off from our operations in 1997. Therefore the numbers presented here for 1996 represent unaudited adjusted numbers for these periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this statement.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
                                                                   YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                   1996         1997         1998          1999          2000
                                              ------------ ------------ ------------ ------------- -------------
                                                       (in thousands except share and per share data)

Revenues:
  Software license                                $ 1,491       $1,235       $3,932        $5,414      $ 10,500
  Service and maintenance                           1,893        1,080        2,139         4,912         5,242
                                              ------------ ------------ ------------ ------------- -------------
      Total Revenues                                3,384        2,315        6,071        10,326        15,742
Cost of Revenues:
  Software License                                     14           13           25            71           272
  Service and Maintenance                           1,458        1,035        2,301         4,299         5,156
                                              ------------ ------------ ------------ ------------- -------------
    Total cost of revenues                          1,472        1,048        2,326         4,370         5,428
                                              ------------ ------------ ------------ ------------- -------------
Gross Profit                                        1,912        1,267        3,745         5,956        10,314
Operating Expenses:
  Research and Development
       expenses, net                                  862        1,339        2,284         2,910         4,300
  Sales and Marketing expenses                      2,184        3,172        6,019         8,274        14,106
  General and Administrative                        1,025        1,120        1,133         1,759         4,397
       expenses
  Share based Compensation                              -            -            -           738         1,237
                                              ============ ============ ============ ============= =============
Total Operating Expenses                            4,071        5,631        9,636        13,681        24,040
Loss from Operations                              (2,159)      (4,364)      (5,891)       (7,725)      (13,726)
Interest and other (expenses)
  income, net                                       (278)        (148)           33         (254)           680
                                              ------------ ------------ ------------ ------------- -------------
Net Loss                                         $(2,437)     $(4,512)     $(5,858)      $(7,979)     $(13,046)
                                              ============ ============ ============ ============= =============

Dividend related to convertible
  preferred shares                                                                        (4,989)
                                              ------------ ------------ ------------ ------------- -------------
Net loss attributable to ordinary
  shareholders                                   $(2,437)     $(4,512)     $(5,858)     $(12,968)     $(13,046)
                                              ============ ============ ============ ============= =============
Net loss per ordinary share                       $(0.47)      $(0.80)      $(0.99)       $(2.18)       $(0.58)
Shares used in computing basic and diluted
net loss per share                              5,216,705    5,657,728    5,914,735     5,948,816    22,312,554



CONSOLIDATED BALANCE SHEET DATA:
                                                                          DECEMBER 31,
                                              ------------------------------------------------------------------
                                                   1996         1997         1998          1999          2000
                                              ------------ ------------ ------------ ------------- -------------
                                                                        (in thousands)

Cash and cash equivalents                           $ 104        $ 301      $ 3,770     $ 7,838       $ 4,438
Short term Investments                                  -            -            -           -        16,878
Working capital                                   (2,770)        (604)        4,178       8,007        23,610
Total assets                                        1,866        2,604        7,983      14,195        31,455
Long-term liabilities, net of current
  portion                                           1,954        1,530        1,254       1,112         1,446
Shareholders' equity (net capital
  deficiency)                                     (3,954)      (3,177)        4,657       8,821        26,462


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among others, those statements including the words, "expects," "anticipates," "intends," "believes" and similar language. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in the section titled "Risk Factors" in this document.

OVERVIEW

Prior to 1996, our operations were primarily related to consulting and custom software solutions. In late 1996, we engaged in a comprehensive reexamination of our strategy and changed our strategic focus to concentrate on providing service optimization software products based on our W-6 Service Scheduler and TechMate technologies. This change in focus was intended to allow us to license software products useable by multiple clients, rather than developing customized software for each client. In connection with this change of strategy, we de-emphasized our consulting business. At that time we also spun off our textile software operations to our then existing shareholders and discontinued our defense application business. Since early 1997, we have invested significant resources in developing products based on our W-6 Service Scheduler and TechMate technologies, including increasing the number of our employees involved in research and development, sales and marketing, and professional services.

We believe that in today's economy successful businesses must constantly increase the performance of existing service resources. Our products emphasize the use of optimization tools for performance enhancement in the service environment and also offer the ability to capture the benefits and efficiencies of the internet. Accordingly, in September 1999, we began marketing our product lines under new names, CLICKSCHEDULE and CLICKFIX and in May 2000, we changed our company name to ClickSoftware Technologies Ltd.

We derive revenues from software licensing and service and maintenance fees. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. Software license revenues are comprised of perpetual or annual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by Statement of Position 98-4. Under SOP 97-2, we recognize software license revenues when a software license agreement has been executed or a definitive purchase order has been received and the product has been delivered to our clients, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable.

Service and maintenance revenues are comprised of revenues from implementation, consulting, training, release updates and customer service support fees. Consulting services are billed at an agreed-upon rate plus incurred expenses. Clients licensing our products generally purchase consulting agreements from us. Consulting revenues are recognized on a straight-line basis over the life of the agreement. Customer support is charged as a percentage of license fees depending upon the level of support coverage requested by the customer. A fee of 18% of license fees is typically charged for five day a week, eight hour coverage and 24% of license fees is typically charged for seven day a week, twenty-four hour coverage. Our products are marketed worldwide through a combination of a direct sales force, consultants and various business relationships we have with implementation and technology companies and resellers.

Cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists of expenses related to media duplication and packaging of our products and costs of software purchased or licensed for resale. Cost of service and maintenance revenues consists of expenses related to salaries and expenses of our professional services organizations, costs related to third-party consultants, and equipment costs.

Operating expenses are categorized into research and development expenses, sales and marketing expenses, general and administrative expenses, and share based compensation.

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

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities, legal and costs related to activity as public company.

Share based compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Share based compensation is amortized over the vesting period of the underlying options, generally four years.

Interest and other (expenses) income includes interest income earned on our cash, cash equivalents and short term investments, offset by interest expense, and also includes the effects of foreign currency translations.

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses is incurred in New Israeli Shekels ("NIS") and a portion of our revenues and expenses are incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors.

The effects of foreign currency exchange rates on our results of operations for the years ended December 31, 1998, 1999 and 2000 were immaterial.

Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income and the Israeli tax rate discussed below. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings which were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

REVENUES. Revenues increased $5.4 million or 52% to $15.7 million in 2000, from $10.3 million in 1999. In 1999, revenues increased $4.2 million or 70% to $10.3 million from $6.1 million in 1998. In 2000, 62% our revenues were generated in North America, 32% in Europe, 3% in Israel and 3% in all other geographic locations ("Rest of the World"). In 1999, 67% of our revenues were generated in North America, 21% in Europe, 9% in Israel and 3% in Rest of the World. In 1998, 71% of our revenues were generated in North America, 20% in Europe, 8% in Israel and 1% in Rest of the World. The increase in percentage of revenues from Europe are largely attributable to an increase in sales by our European subsidiary to customers in Europe.

SOFTWARE LICENSE. Software license revenues were $10.5 million or 67% of revenues in 2000, $5.4 million or 52% of revenues in 1999, and $3.9 million or 65% of revenues in 1998. The increase in software license revenues was due to increased average sales per client, growth of our client base, and recurring sales to our installed base of clients. The variability in software license revenues as a percentage of total revenues was due to the fact that while many of our implementations require higher initial service and maintenance, our average deal size also increased, and these factors changed independently of each other.

SERVICE AND MAINTENANCE. Service and maintenance revenues were $5.2 million or 33% of revenues in 2000, $4.9 million or 48% of revenues in 1999, and $2.1 million or 35% of revenues in 1998. The relatively small increase in service and maintenance revenues from 1999 to 2000 was primarily due to an increase in license distribution through third parties also providing implementation, and the release of CLICKSCHEDULE FAST TRACK which offers a more rapid implementation of CLICKSCHEDULE reducing the cost of implementation. The increase in service and maintenance revenues from 1998 to 1999 was primarily due to an increase in the number of clients during these periods, and increased sales of services related to CLICKSCHEDULE implementations that these new clients required.

COST OF REVENUES. Cost of revenues were $5.4 million or 35% of revenues in 2000, $4.4 million or 42% of revenues in 1999, and $2.3 million or 38% of revenues in 1998. This increase in the cost of revenues on an absolute basis was due to an increased number of clients which resulted in an increased demand for our professional services. Gross profit was 66% in 2000 as compared to 58% in 1999 and 62% in 1998. Because our service and maintenance revenues have significantly lower gross margins than our software license revenues, the change in gross profit percentages are primarily due to the changing mix of lower margin service and maintenance revenues compared to higher margin software license revenues.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $272,000 in 2000 $71,000 in 1999, and $25,000 in 1998. Cost of software license revenues were less than 2% of revenues in 2000 and less than 1% of revenues in 1999 and 1998.

COST OF SERVICE AND MAINTENANCE. Cost of service and maintenance revenues were $5.2 million or 33% of revenues in 2000, $4.3 million or 42% of revenues in 1999, and $2.3 million or 38% of revenues in 1998. The increase in the cost of service and maintenance revenues from 1999 to 2000 was due primarily to an increase in the sale of licenses, which resulted in an increase of $0.1 million in personnel related costs, an increase of $0.6 million in third party related costs and an increase of $0.2 million in other expenses. The increase in the cost of service and maintenance revenues from 1998 to 1999 was due primarily to an increase in the sale of licenses, which resulted in an increase of $1.4 million in personnel related costs, an increase of $0.3 million in third party related costs and an increase of $0.3 million in other expenses. The total number of professional services employees employed by us was 44 on December 31, 2000, 35 on December 31, 1999, and 23 on December 31, 1998.

OPERATING EXPENSES. Total operating expenses were $24.0 million or 153% of revenues in 2000, $13.7 million or 132% of revenues in 1999,and $9.6 million or 159% of revenues in 1998.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $4.3 million or 27% of revenues in 2000, $2.9 million or 28% of revenues in 1999, and $2.3 million or 38% of revenues in 1998. We received or accrued grants from the Chief Scientist in the amount of $1.1 million in 2000, $1.0 million in 1999, and $0.9 million in 1998. The increase in research and development expenses on an absolute basis from 1998 to 1999 and 1999 to 2000 was primarily due to an increase of $1.3 million in personnel related costs related to improvements of our CLICKSCHEDULE and CLICKFIX product lines and development of CLICKPLAN and CLICKANALYZE as part of our introduction of a complete suite of service optimization management products. We are continuing to invest substantially in research and development, and we expect that research and development expenses will increase on an absolute basis in the future.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $14.1 million or 90% of revenues in 2000, $8.3 million or 80% of revenues in 1999, and $6.0 million or 99% of revenues in 1998. The increase in 2000 was primarily due to additional sales and marketing efforts related to the new marketing focus for our ClickSoftware product line and the expansion of our sales and marketing efforts worldwide during 2000. Personnel related costs increased $3.3 million from 1999 to 2000 and other expenses increased $2.6 million. Personnel related costs increased $1.4 million from 1998 to 1999 and other expenses increased $0.9 million. We expect that sales and marketing expenses will increase on an absolute basis in future periods, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales in additional geographic areas. The total number of sales and marketing employees employed by us was 71 on December 31, 2000, 44 on December 31, 1999, and 25 on December 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.4 million or 28% of revenues in 2000, $1.8 million or 17% of revenues in 1999, and $1.3 million or 22% of revenues in 1998. General and administrative expenses included $1.1 million in bad debt charges in 2000, $0.1 million in 1999 and none in 1998. We expect that the absolute dollar amount of general and administrative expenses exclusive of bad debt charges will continue to increase as we expand our operations and incur incremental costs of being a public company.

SHARE BASED COMPENSATION. Share based compensation for the year ended December 31, 2000 amounted to $1.2 million. Deferred compensation at December 31, 2000 amounted to $1.1 million which will be amortized over the period during which the options vest, generally four years. Share based compensation for the year ended December 31, 1999 amounted to $0.7 million. Deferred compensation at December 31, 1999 amounted to $2.7 million.

INTEREST AND OTHER (EXPENSES) INCOME, NET. Interest income net of interest expenses, were $0.7 million or 4% of revenues in 2000, ($0.3) million or 2% of revenues in 1999, and $33,000 or less than 1% of revenues in 1998.

INCOME TAXES. As of December 31, 2000, we had approximately $11.6 million of Israeli net operating loss carryforwards, approximately $17.5 million of U.S. federal net operating loss carryforwards and approximately $3.4 million of British net operating loss carryforwards available to offset future taxable income. The Israeli and British net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire in various amounts in the years 2008 to 2014.

PREFERRED SHARE DIVIDEND. During the quarter ended December 31, 1999, we recorded a preferred share dividend of approximately $5.0 million representing the value of the beneficial conversion feature on the issuance of convertible preferred shares in December 1999. The beneficial conversion feature was calculated at the commitment date based on the difference between the conversion price of $6.277 per share and the estimated fair value of the ordinary shares at that date.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000 we had cash and cash equivalents of $4.4 million and short term investments of $16.9 million.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net  cash  used in  operating  activities  for  each of  these  years  primarily consisted of net losses in addition to increases in trade receivables and prepaid expenses, partially offset by increases in accounts payable, accrued liabilities, amortization of deferred compensation, non-cash compensation expenses, depreciation and amortization, as applicable. For the year ended December 31, 2000, cash used in operations was $13.5 million, comprised of our net loss of $13.0 million, an increase in trade receivables of $0.4 million, increase in other receivables of $1.0 million, increase in accounts payable of $0.5 million, decrease in deferred revenue of $1 million, partially offset by non-cash charges of $1.9 million. For the year ended December 31, 1999, cash used in operations was $6.5 million, comprised of our net loss of $8.0 million, an increase in trade receivables of $1.9 million, increase in accounts payable of $1.1 million, increase in deferred revenue of $1 million, partially offset by non-cash charges of $1.3 million. For the year ended December 31, 1998, cash used in operations was $6.7 million, comprised of the net loss of $5.9 million, an increase in trade receivable of $1.1 million, partially offset by non-cash charges of $0.4 million.

Net cash used in investing activities was $19.5 million in 2000, of which $16.6 million was used to invest in short term investments and $2.9 million invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities for 1999 and 1998 was $0.7 million and $1.0 million respectively, which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

Net cash provided by financing activities was $29.1 million in 2000, $11.3 million in 1999 and $11.1 million in 1998. In June 2000, the Company completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $28.3 million (net of underwriters discount and issuance expenses). Net cash from financing activities during 1999 and 1998 included proceeds from the issuance of preferred shares of $11.4 million and $11.7 million respectively.

As of December 31, 2000 we had outstanding trade receivables of approximately $4.4 million which represented approximately 28% of 2000 total revenues. As of December 31, 1999, we had outstanding trade receivables of approximately $4.0 million which represented approximately 38% of 1999 total revenues. Our trade receivables typically have 30 to 60 day terms, although we also negotiate longer payment plans with some of our clients.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $4.2 million related to research and development and $0.7 million related to marketing activities. As of December 31, 2000, we have paid or accrued royalties related to these funds in the amount of $1.3 million. See Note 11 to our Consolidated Financial Statements.

We have a $1.0 million unsecured line of credit with an Israeli bank. No amounts were outstanding under this line of credit as of December 31, 2000.

The Company also has an aggregate of $249,000 in term loans relating to borrowings for working capital. We have a loan in US Dollars bearing an interest rate of LIBOR plus 1% and a loan in New Israeli Shekels linked to the Israeli CPI, currently bearing an interest rate of 5.4%. Additional loans are in British Pounds bearing an average interest rate of 5.5%

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $575,000 and secures our performance pursuant to projects with the Government of Israel. Additionally, Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We intend to continue investing significant resources in our sales and marketing and research and development operations in the future. We believe that our current cash balances will be sufficient to fund our expenses until we reach profitability. However, we cannot assure you that we will attain sufficient revenues to achieve or maintain profitability, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers. We may need to raise additional capital to finance our operations or for strategic purposes, and we may do so by selling additional equity or debt securities or by increasing the size of our credit facility. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results.

RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK FOR THE BEGINNING OF THE YEAR 2001 MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Predictions for the general economy for the first part of 2001 indicate uncertain economic conditions. Weak economic conditions may cause a reduction in information technology spending generally. Consequently, there may be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner which may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

WE HAVE NOT ACHIEVED PROFITABILITY AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE IMMEDIATE FUTURE. We expect to continue to incur significant sales and marketing and research and development expenses, and such expenses may increase in the future. Some of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues. As a result, we will need to generate significant revenues to achieve and maintain profitability, which we may not be able to do.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. For example, in the year ended December 31, 2000, an average of 62% of realized revenue was recognized in the last two weeks of each quarter.

From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

*   the volume and timing of customer orders;
*   internal budget constraints of our current and prospective clients;
*   the length and unpredictability of our sales cycle;
*   the mix of revenue generated by product licenses and professional services;
*   the mix of revenue between domestic and foreign sources;
* announcements or introductions of new products or product enhancements by us or our competitors;
* changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;
*   timing and amount of sales and marketing expenses;
*   changes in our business and partner relationships;
*   technical difficulties or "bugs" affecting the operation of our software;
*   foreign currency exchange rate fluctuations; and
*   general economic conditions.

FAILURE OF THE MARKET TO ACCEPT OUR TECHNOLOGY WOULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND THE PRICE OF OUR ORDINARY SHARES COULD DECLINE. Our products are based on complex technologies, including sophisticated algorithms and models which we have developed to address complex scheduling and troubleshooting issues in the service industry. Although our products are currently being used in the service industry, and we believe our technologies address these issues, the methods we have chosen have not yet been widely accepted by the service industry. We cannot predict whether our products will be widely accepted by the service industry. Failure of the market to accept our technology would adversely affect demand for our products. In addition, we participate in an industry with an inherently high failure rate and we cannot assure you that our clients will achieve success when using our products and services. Any publicized performance problems relating to our products or those of our competitors could also slow client adoption of our products. Moreover, to the extent that we are associated with unsuccessful client projects, even if due to factors beyond our control, our reputation and competitive position in our industry could be materially and adversely affected.

OUR PRODUCT SUITE ACCOUNTS FOR ALL OF OUR LICENSE REVENUE. IF THE DEMAND FOR THIS PRODUCT FALLS, OUR SALES COULD BE SIGNIFICANTLY REDUCED AND OUR FINANCIAL PERFORMANCE COULD BE SERIOUSLY DAMAGED. Historically, all of our operating revenue has come from sales of, and services related to, our CLICKSCHEDULE product and our CLICKFIX product, to clients seeking application software that enables efficient provisioning of services in enterprise environments. As we pursue our business strategy and continue to integrate new products with the product suite, we anticipate that revenues from sales of our CLICKSCHEDULE and CLICKFIX product lines, together with related professional services fees, will account for a substantial portion of our operating revenue for the foreseeable future. Accordingly, the widespread market acceptance of these products is critical to our future success. Competition, technological change or other factors could decrease demand for, or market acceptance of, these products or make these products obsolete. Any decrease in demand or market acceptance would have a material adverse effect on our business and operating results.

During the year ended December 31, 2000, we introduced three new products that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. The growth of our company depends on the development of market acceptance of these new products. We have no guarantee that the sales of these new products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our new products would have a material adverse effect on our business and operating results.

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

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We are expanding our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. In addition to normal turnover of personnel, we are attempting to expand our direct sales force in North America. As of December 31, 2000, we employed 71 individuals in our sales and marketing organizations. Because 27 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. In addition, we might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE IMPAIRED. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. Mr. Shimon Rojany, our CFO, recently announced his upcoming retirement. Mr. Rojany is committed to continuing his services for as long as required to ensure a smooth transition. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with, among others, Dr. BenBassat, Mr. Rojany, and Mr. Corey Leibow, our Chief Operating Officer. Although these agreements request sixty days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete. In addition, given the decline in our share price and the volatility of the stock market, we believe that the prospective employees that we target may perceive that the share option component of our compensation packages is not valuable. Consequently, we may have difficulty hiring our desired numbers of key personnel. Moreover, even if we are able to attract key personnel, the resources required to attract and retain such personnel may adversely affect our operating results.

IF WE FAIL TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION, WE MAY NOT BE ABLE TO SERVICE ADDITIONAL CLIENTS AND INSTALL ADDITIONAL LICENSES. We cannot be certain that we can attract or retain a sufficient number of highly qualified professional services personnel to meet our business needs. Clients that license our software typically engage our professional services organization to assist with the installation and operation of our software applications. Our professional services organization also provides assistance to our clients related to the maintenance, management and expansion of their software systems. Growth in licenses of our software will depend in part on our ability to provide our clients with these services. In addition, we will be required to expand our professional services organization to enable us to continue to support our existing installed base of customers. As a result, we plan to increase the number of our service personnel in order to meet these needs. Competition for qualified services personnel with the relevant knowledge and experience is intense, and we may not be able to attract and retain necessary personnel. If we are not able to grow our professional services organization, our ability to expand our service business would be limited. In addition, we could experience delays in recognizing revenue if our professional services group fails to complete implementations in a timely manner.

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES THAT CAN PROVIDE IMPLEMENTATION AND PROFESSIONAL SERVICES TO OUR CLIENTS, WE MAY BE UNABLE TO INCREASE OUR REVENUES AND OUR BUSINESS COULD BE HARMED. In order for us to focus more effectively on our core business of developing and licensing software solutions, we need to continue to establish relationships with third parties that can provide implementation and professional services to our clients. Third-party implementation and consulting firms can also be influential in the choice of resource optimization applications by new clients. If we are unable to establish and maintain effective, long-term relationships with implementation and professional services providers, or if these providers do not meet the needs or expectations of our clients, we may be unable to grow our revenues and our business could suffer. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our clients' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to meet other demands. Even if we are successful in developing relationships with third-party implementation and professional services providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and professional services partners.

OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED DEVELOPERS IS CRUCIAL TO OUR FUTURE GROWTH AND RESULTS OF OPERATIONS. As a company focused on the development of software products, our research and development personnel is one of our most valued assets. Our future success depends in large part on our ability to hire, train and retain software developers, systems architects, project managers, business process experts, systems analysts, trainers, consultants and sales and marketing professionals of various experience levels. Personnel possessing the skills needed to contribute to our research and development efforts are in short supply, and this shortage is likely to continue. As a result, competition for these people is intense, and the industry turnover rate for them is high. Although the location of our development team in Israel protects us from this risk to some extent, any inability to hire, train and retain a sufficient number of qualified development employees could hinder the research and development activities and growth of our business.

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

Some of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than us. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world. See Part 1, Competition.

FAILURE TO FULLY DEVELOP OR MAINTAIN KEY BUSINESS RELATIONSHIPS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL LICENSES WHICH COULD DECREASE OUR REVENUES AND INCREASE OUR SALES AND MARKETING COSTS. We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain business relationships with software vendors, resellers, systems integrators, distribution partners and customers. If we fail to continue developing these relationships, our growth could be limited. We have entered into agreements with third parties relating to the integration of our products with their product offerings, distribution, reselling and consulting. We are only beginning to derive revenues from these agreements but we may not be able to derive significant revenues in the future from these agreements. In addition, our growth may be limited if prospective clients do not accept the solutions offered by our strategic partners.

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES. Our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. For example, we offer Windows NT versions of our products due to the market acceptance of Windows NT over the last several years. While we interface smoothly with UNIX systems, we currently do not provide Unix versions of our software. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and continue to make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future which could impair our revenue and operating results.

OUR PRODUCTS COULD BE SUSCEPTIBLE TO ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, LIABILITY OR DELAYED OR LIMITED MARKET ACCEPTANCE. Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, some of our products have contained errors and defects which have delayed implementation or required us to expend additional resources to correct the problems. Despite internal testing and testing by current and potential clients, and despite the history of use by our installed base of customers, our current and future products may contain as yet undetected serious defects or errors. Any such defects or errors could result in lost revenues, liability or a delay in market acceptance of these products, any of which would have a material adverse effect on our business, operating results and financial condition.

The performance of our products also depends in part upon the accuracy and continued availability of third-party data. We rely on third parties that provide information such as street and address locations and mapping functions that we incorporate into our products. If these parties do not provide accurate information, or if we are unable to maintain our relationships with them, our reputation and competitive position in our industry could suffer and we could be unable to develop or enhance our products as required.

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

Our end-user licenses are designed to prohibit unauthorized use, copying or disclosure of our software and technology in the United States, Israel and other foreign countries. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. Unauthorized third parties may be able to copy some portions of our products or reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and/or to enforce our rights to our technology, we may lose competitive position in the market. We cannot assure you that our means of protecting our intellectual property rights in the United States, Israel or elsewhere will be adequate or that competing companies will not independently develop similar technology. In addition, some of our licensed users may allow additional unauthorized users to use our software, and if we do not detect such use, we could lose potential license fees.

OUR TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY MAY BE SUBJECT TO INFRINGEMENT CLAIMS. Substantial litigation regarding technology rights and other intellectual property rights exists in the software industry both in terms of infringement and ownership issues. A successful claim of patent, copyright or trademark infringement or conflicting ownership rights against us could cause us to make changes in our business or significantly harm our business. We are one of the pioneers in our field and we believe that our products do not infringe the intellectual property rights of third parties. However, we cannot assure you that we will prevail in all future intellectual property disputes.

We expect that software products may be increasingly subject to third-party infringement or ownership claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement or conflicting ownership rights against us with respect to our products and technology. Any claims, with or without merit, could:

*   be time-consuming to defend;
*   result in costly litigation;
*   divert management's attention and resources; or
*   cause product shipment delays.

Further, if an infringement or ownership claim is successfully brought against us, we may have to pay damages or royalties, enter into a licensing agreement, and/or stop selling the product or using the technology at issue. Any such royalty or licensing agreements may not be available on commercially reasonable terms, if at all. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We also indemnify some of our customers against claims that our products infringe the intellectual property rights of others. We have only conducted a partial search for existing patents and other intellectual property registrations, and we cannot assure you that our products do not infringe any issued patents. In addition, because patent applications in the United States and Israel are not publicly disclosed until the patent is issued, applications may have been filed which would relate to our products.

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS. Although not currently under consideration, we may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products, services or technologies. We cannot make assurances that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. Our management has limited experience in acquiring companies or technologies. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness to pay for any future acquisitions. As of the date of this statement, we have neither begun discussions nor entered an agreement to make any such material investment or acquisition transaction.

FUTURE ACQUISITIONS MAY RESULT IN DILUTION TO OUR CURRENT SHAREHOLDERS. In the future we may acquire complementary business through the issuance of additional ordinary shares. Additional issuances of ordinary shares could decrease the value of our ordinary shares and reduce the net tangible book value per share. Consequently, an acquisition in which we issue additional shares could actually decrease the value of your investment in ClickSoftware. As of the date of this statement, we have neither begun discussions nor entered an agreement to make any material acquisition which would result in the issuance of additional shares.

OUR BUSINESS MAY BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A significant portion of our operations occur outside the United States. Our facilities are located in North America, Israel, the European continent, and the United Kingdom, and our executive officers and other key employees are dispersed throughout the world. This geographic dispersion requires significant management resources that may place us at a disadvantage compared to our locally-based competitors. In addition, our international operations are generally subject to a number of risks, including:


*   foreign currency exchange rate fluctuations;
*   longer sales cycles;
*   multiple, conflicting and changing governmental laws and regulations;
*   expenses associated with customizing products for foreign countries;
*   protectionist laws and business practices that favor local competition;
*   difficulties in collecting accounts receivable; and
*   political and economic instability.

We expect international revenues to continue to account for a significant percentage of total revenues and we believe that we must continue to expand our international sales and professional services activities in order to be successful. Our international sales growth will be limited if we are unable to expand our international sales management and professional services organizations, hire additional personnel, customize our products for local markets and establish relationships with additional international distributors, consultants and other third parties. If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our business plan and our revenues may decline.

THE RATE OF INFLATION IN ISRAEL MAY NEGATIVELY IMPACT OUR COSTS IF IT EXCEEDS THE RATE OF DEVALUATION OF THE NIS AGAINST THE DOLLAR. Substantially all of our revenues are denominated in dollars or are dollar-linked, but a significant portion of our research and development expense is incurred in New Israeli Shekels ("NIS") and a portion of our revenues and expenses is incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors, including inflation rates and economic growth within each nation. In 1999, 34%, and in 2000, 27% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. In 1998, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel, which benefited us. However, we cannot assure you that this reversal will continue or that we will not be materially adversely affected in the future if the rate of inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of this devaluation lags behind increases in inflation in Israel.

The effects of foreign currency exchange rates on our results of operations for the years ended December 31, 1998, 1999 and 2000 were immaterial.

WE ARE INCORPORATED IN ISRAEL AND HAVE IMPORTANT FACILITIES AND RESOURCES LOCATED IN ISRAEL WHICH COULD BE NEGATIVELY AFFECTED DUE TO MILITARY OR POLITICAL TENSIONS. We are incorporated under the laws of the State of Israel and our research and development facilities as well as significant executive offices are located in Israel. Although a substantial portion of our sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since September 2000, a continuous armed conflict with the Palestinian authority has been taking place.

Despite our history of avoiding adverse effects, in the future we could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Several Arab countries still restrict business with Israeli companies which may limit our ability to make sales in those countries. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK. For the year 2000, our expenses incurred in the UK were 26% of our total expenses. For the year of 1999, these expenses represented 15% of our total expenses. Our revenue from the UK has grown. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro will increase. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 1999 34%, and in 2000 27% of our costs were incurred in NIS. We are also experiencing a growth in revenue and expenses in Israel, and we anticipate recognizing revenue from other international sources. For 2000, our DSO (days sales outstanding) was 101 days reflecting the necessity to extend longer terms for larger deals. Presently our risk to foreign currency fluctuations is minimal, but if our foreign accounts receivable balances increase, the risk will increase. We cannot assure that we will be able to adequately protect ourselves against such risk.

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES. We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel, and we may apply for additional grants in the future. In 1998, 1999, and 2000, we received or accrued grants from the Chief Scientist totaling approximately $0.9 million, $1.0 million and approximately $1.1 million respectively. We cannot assure that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions which may affect the availability of funds for Chief Scientist grants in the future. The percentage of our research and development expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. The amount of the grants received since inception is approximately $4.2 million in respect of which we have already paid $1.3 million out of a total of $4.3 million due to the Chief Scientist in the form of royalties. We expect to pay or accrue additional royalties for the year 2000 at a rate equal to 3.5% of our total revenues. We expect to pay or accrue additional royalties for the year 2001 at a rate equal to 3.5% of our total revenues. From time to time, the Government of Israel changes the rate of royalties without our possibility accurately predict the change. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require the company to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Currently the licensing of our software in the ordinary course of business is not considered a transfer of technology by the Office of the Chief Scientist and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

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

PROPOSED TAX REFORM IN ISRAEL MAY REDUCE OUR TAX BENEFITS. On May 4, 2000, a committee chaired by the Director General of the Israeli Ministry of Finance issued a report recommending a sweeping reform in the Israeli system of taxation. The proposed reform would significantly alter the taxation of individuals and would also affect corporate taxation. In particular, the proposed reform would reduce but not eliminate the tax benefits available to approved enterprises such as ours. The Israeli cabinet has approved the recommendation in principle, but implementation of the reform requires legislation by Israel's Knesset. We cannot be certain whether the proposed reform will be adopted, when it will be adopted or what form any reform will ultimately take or what effect it will have on our company.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of December 31, 2000, our executive officers, directors and entities affiliated with them beneficially owned approximately 33.5% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if they are opposed by our other investors.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of December 31, 2000, we had 26,064,539 ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of December 31, 2000, we had 1,848,821 ordinary shares issuable upon exercise of outstanding options, and 3,385,383 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED. We believe that our current cash balances will be sufficient to fund our expenses until we reach profitability. However, we cannot assure you we will attain sufficient revenues to achieve or maintain profitability, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers. We may need to raise additional capital to finance our operations or for strategic purposes, and we may do so by selling additional equity or debt securities or by increasing the size of our credit facility. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results. If the economy continues to weaken or, for any other reason, we are unable to meet our business goals, we may have to raise additional funds to respond to business contingencies and may include the need to:

*   fund additional marketing expenditures;
*   develop new or enhance existing products and services;
*   enhance our operating infrastructure;
*   hire additional personnel;
*   respond to competitive pressures;
*   acquire complementary businesses or necessary technologies; or
*   fund more rapid expansion.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS. Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyone our control. In particular, we have operations in the San Francisco Bay Area, an area that is known to be susceptible to the risk of earthquakes. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compenesate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

OUR STOCK PRICE COULD BE VOLATILE AND COULD DECLINE SUBSTANTIALLY. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. The price at which our ordinary shares trades is likely to be volatile and may fluctuate substantially due to factors such as:

*   announcements of technological innovations;
*   announcements relating to strategic relationships;
*   conditions affecting the software and Internet industries;
* trends related to the fluctuations of stock prices of companies such as ours;
*   our historical and anticipated quarterly and annual operating results;
* variations between our actual results and the expectations of investors or published reports or analyses of ClickSoftware;
* announcements by us or others affecting our business, systems or expansion plans; and
*   general conditions and trends in technology industries.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management's attention and resources.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK. We develop products in Israel and sell them primarily in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses as a result of foreign exchange rate fluctuations. Due to the short-term nature of our term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. Additionally, although we do not presently participate in hedging contracts related to foreign currency exchange rates, we may do so in the future to protect against rate fluctuations affecting our foreign currency accounts receivable balances. We do not participate in any speculative investments.

INTEREST RATE RISK. As of December 31, 2000, we had cash and cash equivalents of $21.3 million which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of December 31, 2000, we had total short term debt of $0.1 million and long-term debt net of current maturities of $0.1 million which bear interest at rates that are linked to LIBOR or the Israeli consumer price index. We also have a revolving, accounts receivable-based, secured credit facility of up to $2.5 million for working capital purposes. Amounts outstanding bear interest at the U.S. prime rate plus 1%. As of December 31, 2000, there were no amounts outstanding under this facility.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to products, markets, and future results of operations and profitability, and may include implied statements concerning market acceptance of our products, and our growing leadership role in the marketplace. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth herein, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. ClickSoftware undertakes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS

     The following consolidated financial statements, and the related notes thereto, of ClickSoftware Technologies Ltd. and the Report of Independent Auditors are filed as a part of this Form 10-K.



    Independent Auditors' Report................................   35
    Consolidated Balance Sheets.................................   36
    Consolidated Statements of Operations and Comprehensive
      Loss......................................................   37
    Consolidated Statements of Shareholders' Equity.............   38
    Consolidated Statements of Cash Flows.......................   39
    Notes to Consolidated Financial Statements..................   40

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
ClickSoftware Technologies Ltd.



     We have audited the accompanying consolidated balance sheets of ClickSoftware Technologies Ltd. (an Israeli Corporation) as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these1 financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States and in Israel, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClickSoftware Technologies Ltd. as of December 31, 1999 and 2000, and the consolidated results of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                             /s/ LUBOSHITZ KASIERER
                             ------------------------------
                             Member Firm of Arthur Andersen




Tel-Aviv, Israel
January 29, 2001


                         CLICKSOFTWARE TECHNOLOGIES LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                           DECEMBER 31,
                                                                                      1999             2000
                                                                              ----------------- ----------------
ASSETS
Current Assets:
  Cash and cash equivalents (note 3)                                                   $ 7,838          $ 4,438
  Short-term investments (note 4)                                                            -           16,878
  Trade receivables, net of allowance of $130 and $742 as
     of December 31, 1999 and 2000, respectively                                         3,966            4,375
  Other receivables and prepaid expenses (note 5)                                          465            1,466
                                                                              ----------------- ----------------
     Total current assets                                                               12,269           27,157
Property and equipment, net (note 6)                                                     1,498            3,772
Severance pay deposits (note 10)                                                           428              526
                                                                              ----------------- ----------------
     Total assets                                                                     $ 14,195         $ 31,455
                                                                              ================= ================


LIABILITIERS AND SHAREHODERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt (note 7)                                                              $  320           $  146
  Accounts payable and accrued expenses (note 8)                                         2,799            3,274
  Deferred revenues                                                                      1,143              127
                                                                              ----------------- ----------------
     Total current liabilities                                                           4,262            3,547
                                                                              ----------------- ----------------

LONG-TERM LIABILITIES
  Long-term debt (note 9)                                                                  213              103
  Accrued severance pay (note 10)                                                          899            1,343
                                                                              ----------------- ----------------
     Total long-term liabilities                                                         1,112            1,446
                                                                              ----------------- ----------------
     Total liabilities                                                                   5,374            4,993
                                                                              ----------------- ----------------
Commitments and contingencies (note 11)

SHAREHOLDERS' EQUITY: (NOTE 12)
Convertible Preferred shares of NIS 0.02par value:
     Authorized  --  17,330,238  as of  December  31, 1999 and  5,000,000  as of
December 31, 2000; Issued and outstanding -- 13,499,898 as of December 31,
1999 and none as of December 31,  2000                                                      60                -
Ordinary shares of NIS 0.02 par
value:
     Authorized  --  8,314,801  as of December  31, 1999 and  100,000,000  as of
December 31, 2000; Issued and outstanding -- 7,208,816 shares as of
December 31, 1999 and 26,064,539 as of December 31, 2000                                    13              100
Additional paid-in capital                                                              40,052           69,169
Deferred compensation                                                                  (2,663)          (1,120)
Accumulated deficit                                                                   (28,641)         (41,687)
                                                                              ----------------- ----------------
     Total shareholders' equity                                                          8,821           26,462
                                                                              ----------------- ----------------
     Total liabilities and shareholders' equity                                       $ 14,195         $ 31,455
                                                                              ================= ================


The accompanying notes are an integral part of these consolidated financial statements.



                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                            YEAR ENDED DECEMBER 31,
                                                                       1998             1999           2000
                                                                ----------------- --------------- --------------
Revenues: (note 13)
  Software license                                                       $ 3,932         $ 5,414       $ 10,500
  Service and maintenance                                                  2,139           4,912          5,242
                                                                ----------------- --------------- --------------
     Total revenues                                                        6,071          10,326         15,742

Cost of revenues:
  Software license                                                            25              71            272
  Service and maintenance                                                  2,301           4,299          5,156
     Total cost of revenues                                                2,326           4,370          5,428
                                                                ----------------- --------------- --------------
     Gross profit                                                          3,745           5,956         10,314
                                                                ----------------- --------------- --------------

Operating expenses:
  Research and development expenses                                        3,150           3,935          5,408
  Less - participation by the Chief Scientist
     of the Government of Israel (note 11)                                   866           1,025          1,108
                                                                ----------------- --------------- --------------
  Research and development expenses, net                                   2,284           2,910          4,300
  Sales and marketing expenses (note 11)                                   6,019           8,274         14,106
  General and administrative expenses                                      1,333           1,759          4,397
  Share-based compensation                                                     -             738          1,237
                                                                ----------------- --------------- --------------
     Total operating expenses                                              9,636          13,681         24,040
                                                                ----------------- --------------- --------------
     Operating loss                                                      (5,891)         (7,725)       (13,726)
Interest and other (expenses) income, net                                     33           (254)            680
                                                                ----------------- --------------- --------------
     Net loss                                                          $ (5,858)       $ (7,979)     $ (13,046)
                                                                ----------------- --------------- --------------
Dividend related to convertible preferred shares
                                                                           $   -       $ (4,989)           $  -
                                                                ----------------- --------------- --------------
Net loss attributable to ordinary shareholders                         $ (5,858)       $(12,968)     $ (13,046)
                                                                ================= =============== ==============
Basic and diluted net loss per share (note 2)                           $ (0.99)        $ (2.18)       $ (0.58)
                                                                ================= =============== ==============
Shares used in computing basic and diluted net loss per share
                                                                       5,914,735       5,948,816     22,312,554
                                                                ================= =============== ==============

The accompanying notes are an integral part of these consolidated financial statements.


                         CLICKSOFTWARE TECHNOLOGIES LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                        NUMBER OF
                                              NUMBER OF   CONVERTIBLE            ADDITIONAL
                                              ORDINARY     PREFERRED    SHARE    PAID-IN       DEFERRED    ACCUMULATED
                                                SHARES       SHARES     AMOUNT    CAPITAL    COMPENSATION    DEFICIT      TOTAL
                                              ----------- ------------- -------- ----------- ------------- ------------ -----------

Balance as of December 31, 1997                7,208,816     5,109,862      $36     $ 6,602          $  -     $(9,815)   $ (3,177)

Shares issued net of
issuance costs of $155                                 -     6,557,950       29      13,663             -            -      13,692
                                              ----------- ------------- -------- ----------- ------------- ------------ -----------

Balance as of December 31, 1998                7,208,816    11,667,812       65      20,265             -     (15,673)       4,657

Shares issued net of
issuance costs of $126                                 -     1,832,086        8      11,366             -            -      11,374
Dividend related to
convertible preferred shares                           -             -        -       4,989             -      (4,989)           -

Employee options exercised                             -             -        -          31             -            -          31

Deferred compensation                                  -             -        -       3,401       (3,401)            -           -
Amortization of deferred
compensation                                           -             -        -           -           738            -         738
Net loss                                               -             -        -           -             -      (7,979)     (7,979)
                                              ----------- ------------- -------- ----------- ------------- ------------ -----------
Balance as of December 31, 1999                7,208,816    13,499,898       73      40,052       (2,663)     (28,641)       8,821

Shares issued net of
issuance cost of 4,030                         4,600,000             -       23      28,147             -            -      28,170
Conversion of preferred shares                12,499,898  (12,499,898)        -           -             -            -           -

Warrants exercised                               459,439             -        2         577             -            -         579
Employee options exercised                       273,098             -        2         638             -            -         640

Expired options                                        -             -        -       (306)           306            -           -
Employee Stock purchase plan                      23,288             -        -          61             -            -          61

Amortization of deferred
compensation                                           -             -        -           -         1,237            -       1,237
Net loss                                               -             -        -           -             -     (13,046)    (13,046)
                                              ----------- ------------- -------- ----------- ------------- ------------ -----------

Balance as of December 31, 2000               26,064,539             -    $ 100     $69,169      $(1,120)   $ (41,687)     $26,462
                                              =========== ============= ======== =========== ============= ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                       1998             1999           2000
                                                                ----------------- --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (5,858)         $ (7,979)       $ (13,046)

Adjustments  to  reconcile  net loss to net cash  used
in  operating  activities
Expenses not affecting operating cash flows:
  Depreciation                                                           323               484              654
  Amortization of deferred compensation                                    -               738            1,237
  Unrealized gain from investments                                         -                 -            (258)
  Severance pay                                                           15                40              346
  Other                                                                   37               (8)                -
Changes in operating assets and liabilities:
  Trade receivables                                                  (1,074)           (1,925)             (409
  Other receivables                                                    (189)              (26)          (1,001)
  Accounts payable and accrued expenses                                  398             1,112              475
  Deferred revenues                                                    (315)             1,057          (1,016)
                                                             ---------------- ----------------- ----------------
Net cash used in operating activities                                (6,663)           (6,507)         (13,018)
                                                             ---------------- ----------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                                         -                 -         (16,620)
Purchases of equipment                                               (1,039)             (732)          (2,928)
                                                             ---------------- ----------------- ----------------
Net cash used in investing activities                                (1,039)             (732)         (19,548)
                                                             ---------------- ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt                                                        (133)                14            (174)
Proceeds from long-term debt                                               -                35                -
Repayments of long-term debt                                           (368)             (147)            (110)
Net proceeds from issuance of Convertible Preferred shares
                                                                      11,672            11,374                -
Net proceeds form issuance of Ordinary
  shares                                                                   -                 -           28,170
Net proceeds from warrants exercised                                       -                 -              579
Employee and ESPP options exercised                                        -                31              701
                                                             ---------------- ----------------- ----------------
Net cash provided by financing activities                             11,171            11,307           29,166
                                                             ---------------- ----------------- ----------------

Increase (decrease) in cash and cash
  Equivalents                                                          3,469             4,068          (3,400)
Cash and cash equivalents at beginning of
  Period                                                                 301             3,770            7,838
                                                             ---------------- ----------------- ----------------
Cash and cash equivalents at end of period                           $ 3,770           $ 7,838          $ 4,438
                                                             ================ ================= ================


Supplemental cash flow information
Cash paid for interest                                                 $ 152             $ 137             $ 86
                                                             ================ ================= ================
Non-cash transactions
Loans converted into shares                                          $ 2,020               $ -              $ -
                                                             ================ ================= ================


The accompanying notes are an integral part of these consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (INFORMATION AS OF DECEMBER 31, 2000 AND
                 FOR THE YEAR ENDED DECEMBER 31, 1999 AND 2000)
                            (IN THOUSANDS OF DOLLARS)

NOTE 1 -- GENERAL

     ClickSoftware Technologies Ltd. (formerly I.E.T. Intelligent Electronics Ltd. and formerly ClickService Software Ltd.) (the "Company" or "ClickSoftware"), was incorporated in Israel and provides application software that enables companies to efficiently provide service and product delivery in enterprise environments and over the Internet. The CLICKSCHEDULE product line enables clients to optimize the delivery of scheduled services and product to their customers. The CLICKFIX product facilitates automated diagnosis and troubleshooting of equipment. CLICKSCHEDULE and CLICKFIX enable clients to optimize resource allocation, offering their customers ease of use and convenience while procuring services and products. ClickSoftware customers come from a wide variety of industries, including aerospace, defense, semi-conductor and communications, software, and automotive industry.

     The Company has incurred net operating losses since inception and, as of December 31, 2000, had an accumulated deficit of $41.7 million. The Company is subject to various risks associated with companies in a comparable stage of development, including competition from substitute products and larger competitors, dependence on key individuals, and the potential necessity to obtain adequate financing to support its growth.

     On June 22, 2000, ClickSoftware completed the initial public offering of its ordinary shares (the "IPO"). A total of 4,000,000 shares of ClickSoftware ordinary shares were sold to the public at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $1.96 million in underwriting discounts before expenses, were approximately $26.04 million. Concurrent with the IPO, all of the shares of the Company's Series A, Series B, Series C and Series D convertible preferred stock ("Preferred Stock") were converted into shares of the Company's ordinary shares on a share for share basis.

     On July 20, 2000 ,the IPO Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares from ClickSoftware at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $0.3 million in underwriting discounts before expenses, were approximately $3.9 million.

     The Company, originally named I.E.T. Intelligent Electronics Ltd., changed its name from ClickService Software Ltd. in January 2000 after a U.S. trademark infringement claim had been filed against the Company. The Company changed its name to ClickSoftware Technologies Ltd. and discontinued use of prior domain names.

     The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries in the U.S. (ClickSoftware, Inc., a California corporation) and in the U.K. (ClickSoftware Europe Limited). The subsidiaries are primarily engaged in the sale and marketing of the Company's products within North America, Europe and the rest of the world.

     The accompanying financial statements have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. Most of the Company's sales are made outside Israel in non-Israeli currencies (mainly the U.S. dollar). A majority of the purchases of materials and components are made outside Israel in non-Israeli currencies. In addition, most marketing expenses are incurred outside Israel, primarily in U.S. dollars. Thus, the functional currency of the Company is the U.S. dollar.

     Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with principles set forth in Statements of Financial Accounting Standards (SFAS) No. 52 of the Financial Accounting Standards Board of the United States ("FASB"). Accordingly, items have been remeasured as follows:

- Monetary items -- at the current exchange rate in effect at balance sheet date.

-    Non-monetary items -- at historical exchange rates.

- Revenue and expense items -- at exchange rates in effect as of date of recognition of those items (excluding depreciation and other items deriving from non monetary items).

     All exchange gains and losses from the aforementioned remeasurement (which are immaterial for each reported period) are reflected in the statements of operations.

     The representative rate of exchange of the U.S. dollar in relation to the New Israeli Shekel ("NIS") at December 31, 2000 -- U.S.$1.00 = NIS 4.04 (December 31, 1999 - 4.15).

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

SHORT TERM INVESTMENTS

     Short-term securities are classified as "trading" and stated at market value. Gains and losses are included in interest and other income (expense) in accordance with the principles set forth in SFAS No.115 .

CONCENTRATION OF CREDIT RISK

     The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 16 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the lease term, including renewal options, or the useful lives of the improvements.

SOFTWARE RESEARCH AND DEVELOPMENT COSTS

     Software research and development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material, after consideration of various factors, including net realizable value. To date, software development costs that are eligible for capitalization have not been material and have been expensed.

REVENUE RECOGNITION

     Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by Statement of Position 98-9. Under SOP 97-2, we recognize software license revenues when a software license agreement has been executed or a definitive purchase order has been received and the product has been delivered to our clients, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable. Revenue related to post-contract support (PCS) arrangements are recognized ratably over the term of the arrangements. Revenues related to services are recognized as the services are rendered.

BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net loss per share have been computed using the weighted-average number of ordinary shares outstanding during the year, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised (see note 12).


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        1998            1999            2000
                                                                 ---------------- -------------- ---------------
                                                                (in thousands except share data and share numbers)

Net loss attributable to ordinary shareholders                       $   (5,858)    $  (12,968)     $  (13,046)
Basic and diluted:
  Weighted averages shares used in computing
   basic and diluted net loss per ordinary share                       5,914,735      5,948,816      22,312,554

                                                                 ================ ============== ===============
  Basic and diluted net loss per Ordinary share                      $    (0.99)    $    (2.18)     $    (0.58)
                                                                 ================ ============== ===============

     All Convertible Preferred shares, warrants for Convertible Preferred shares, outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share because all such securities are antidilutive for all years presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 13,340,290, 16,577,409 and 2,487,677 as of December 31, 1998, 1999 and 2000 respectively.

SHARE-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method of accounting or the method prescribed in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method. The Company has elected to account for its share-based compensation arrangements under the provisions of APB 25, including the FASB interpretation No. 44, "Accounting for certain transactions involving Stock Compensation - an interpretation of APB 25", and accordingly, has included in note 12 the pro forma disclosures required under SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Unless otherwise noted, the carrying amount of financial instruments approximates fair value.

INCOME TAXES

     The Company accounts for income taxes, in accordance with the provisions of SFAS 109 "Accounting for Income Taxes," under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. The Company must adopt the principles of SFAS No. 133, as amended by SFAS No.137 and 138, effective January 1, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial statements.

NOTE 3 -- CASH AND CASH EQUIVALENTS

                                                           DECEMBER 31,
                                                        1999          2000
                                                  --------------- -----------
                                                        (in thousands)
               In NIS                                    $     -     $   532
               In British Pounds                               -         436
               In U.S. dollars                             7,838       3,470
                                                  --------------- -----------
                                                         $ 7,838     $ 4,438
                                                  =============== ===========



NOTE 4 - SHORT-TERM INVESTMENTS

                                                                                            DECEMBER 31,
                                                                                      1999              2000
                                                                                   ----------      -------------
                                                                                        (in thousands)
Taxable Securities (average annual interest rate of 6.8%)                            $     -           $  4,026
Corporate Bonds (average annual interest rate of 6.6%)                                     -              2,291
Euro Dollar Bonds (average annual interest rate of 6.7%)                                   -              5,121
Asset-backed Securities (average annual interest rate of 6.7%)                             -              5,440

                                                                                   ----------      -------------
                                                                                     $     0           $ 16,878
                                                                                   ==========      =============

NOTE 5 -- OTHER RECEIVABLES AND PREPAID EXPENSES

                                                                                            DECEMBER 31,
                                                                                      1999              2000
                                                                                   ----------      -------------
                                                                                        (in thousands)
Government participations and other government receivables                           $   142           $    421
Employees                                                                                 60                 78
Other receivables and prepaid expenses                                                   263                967
                                                                              ----------------     ------------
                                                                                     $   465           $  1,466
                                                                              ================     ============


NOTE 6 -- PROPERTY AND EQUIPMENT

                                                            DECEMBER 31,
                                                       1999          2000
                                                    ----------    ----------
                                                           (in thousands)
       COST
       Computers and office equipment               $ 2,747          $ 4,264
       Leasehold improvements                           357            1,551
       Motor vehicles                                   363              580
                                                    ----------    ----------
                                                    $ 3,467          $ 6,395
       Accumulated Depreciation                       1,969            2,623
                                                    ----------    ----------
       NET BOOK VALUE                               $ 1,498           $3,772
                                                    ==========    ==========



     For the years ended December 31, 1999 and 2000 depreciation expense was $484,000, and $654,000, respectively.

     The net book value of the Company's property and equipment located in Israel was in the amount of $1,052,000 and $1,216,000 as of December 31, 1999 and 2000, respectively.

NOTE 7 -- SHORT-TERM DEBT

                                                          DECEMBER 31,
                                                        1999      2000
                                                       ------    ------
                                                        (in thousands)
    Short-term debt                                   $   15      $   -
    Current maturities on long-term debt (note 9)        173        146
    Shareholder loan on demand                           132          -
                                                       ------    ------
                                                      $  320      $ 146
                                                       ======    ======

     In 1999 the Company established a revolving, trade receivable based, credit facility of up to $2.5 million for working capital purposes. The line of credit is limited to 80% of eligible trade receivables and the amount outstanding under this facility as of December 31, 1999 and December 31, 2000 was nil.

NOTE 8 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                          DECEMBER 31,
                                                        1999        2000
                                                      -------     -------
    Suppliers                                         $  805      $ 1,335
    Employee and related expenses                      1,173        1,075
    Accrued royalties                                    330          389
    Other                                                491          475
                                                      -------     -------
                                                      $2,799      $ 3,274
                                                      =======     =======




NOTE 9 -- LONG-TERM DEBT

                                                          DECEMBER 31,
                                                       1999        2000
                                                     -------     -------
    Bank Loans
      In U.S. dollars                                $ 150        $ 113
      Linked to the Israeli CPI                        111           47
      In British Pounds                                 68           89
      Other                                             57            -
                                                     -------     -------
                                                     $ 386        $ 249
    Less - current maturities (note 7)                 173          146
                                                     -------     -------
                                                     $ 213        $ 103
                                                     =======     =======

     A U.S. dollar loan in the amount of $90,000 bears annual interest of LIBOR plus 1% (7% as of December 31, 2000). The loan, linked to the Israeli CPI, bears interest at 5.4% per annum. The loans in British Pounds bear an average annual interest rate of 5.5%.

Long-term debt as of December 31, 2000 net of current maturities, is repayable as follows:

                                                 DECEMBER 31,
                                            1999               2000
                                          -------           --------
                                                (in thousands)
    2000                                   $ 148               $72
    2003                                      54                26
    2004                                      10                 5
    2005                                       1                 -
                                          -------           --------
                                           $ 213             $ 103
                                          =======           ========

NOTE 10 -- SEVERANCE PAY

     Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. The Company's severance pay obligation to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported period multiplied by the years of such employee's employment, is reflected by the accrual presented in the balance sheet and is partially funded by deposits with insurance companies and provident funds.

     Severance pay expenses amounted to $272,000, $202,000 and $562,000 for the years ended December 31, 1998, 1999 and 2000 respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     In connection with its research and development, the Company received participation payments from the State of Israel in the total amount of $4,178,000. In return for the Government of Israel participation, the Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% -- 150% of the amount of grants received. The Company has paid or accrued royalties through December 31, 2000 of $1,251,000.

     In connection with its export marketing activities, until December 31, 1996, the Company received participation payments from the Government of Israel through the Fund for the Encouragement of Marketing Activities in the amount of $707,000. The Company is committed to pay royalties at a rate of 3% of the increase in export sales over a base amount, up to the amount of the participations received. The Company has paid or accrued royalties through December 31, 2000 in the amount of $425,000.

     Long-term bank debt and liabilities to banks in respect of guarantees given for the benefit of the Company are secured by fixed charges on vehicles and on amounts receivable from certain major customers.

     The Company operates from leased facilities in Israel, the United States and the U.K., for periods expiring in the years 2001 through 2004 (some with a renewal option ending in May 2008) at annual rent in the amount of approximately $1,279,000. Minimum rental payments, as of December 31 are as follows:

                                                       (in thousands)
                                                       ----------------------
                                2001                                 $ 1,126
                                2002                                     903
                                2003                                     981
                                2004                                   1,000
                                                       ----------------------
                                                                     $ 4,010
                                                       ======================

--------------------
Rent expense amounted to $563,000, $722,000, and $1,039,000 for the years ended December 31, 1998, 1999, and 2000 respectively.

NOTE 12 -- SHAREHOLDERS' EQUITY

A. SHARE CAPITAL -- COMPRISES OF SHARES OF NIS 0.02 PAR VALUE.

                                                                         NUMBER OF SHARES
                                                   -------------------------------------------------------------
                                                             AUTHORIZED               ISSUED AND OUTSTANDING
                                                            DECEMBER 31,                   DECEMBER 31,
                                                        1999            2000            1999          2000
                                                   --------------- ---------------- ------------- --------------
Ordinary shares                                         6,474,801      100,000,000     5,468,816     26,064,539
Ordinary A shares - non-voting                            840,000                -    840,000(*)              -
Ordinary B Convertible shares - non-voting
                                                        1,000,000                -    900,000(*)              -
                                                   --------------- ---------------- ------------- --------------
                                                        8,314,801      100,000,000     7,208,816     26,064,539
                                                   =============== ================ ============= ==============

Preferred A-1 Convertible shares                        4,750,000                -     2,810,424              -
Preferred A Convertible shares                          3,750,000                -     2,299,438              -
Preferred B Convertible shares                          4,000,000                -     3,826,809              -
Preferred C Convertible shares                          3,000,000                -     2,731,141              -
Preferred D Convertible shares (see note 12B)
                                                        1,830,238                -     1,832,086              -
Special preferred shares                                        -        5,000,000             -              -
                                                   --------------- ---------------- ------------- --------------
                                                       17,330,238        5,000,000    13,499,898              -
                                                   =============== ================ ============= ==============

----------------
(*) Includes shares reserved for allocation against employee options granted but not yet exercised, held by a trustee. The total number of Ordinary shares held by the trustee are 1,206,920 as of December 31, 1999, and 911,230 as of December 31,2000.

     On March 20, 2000 the shareholders of the Company approved a 1 for 2 reverse share split and thereafter a share dividend of 1 share for every 5 outstanding ordinary shares and Preferred convertible shares. All references to per share amounts and number of shares in these financial statements have been retroactively restated to reflect this reverse share split and share dividend. The combined reversed share split and share dividend is the equivalent of a 3 for 5 reverse share split.

     Concurrent with the IPO, all of the shares of the Company's Series A, Series B, Series C, Series D and Series A1 convertible preferred stock ("Preferred Stock") were converted into shares of the Company's ordinary shares on a share for share basis.

B. ISSUANCES

     In December 1999, the Company signed an agreement to issue, in a private placement, 1,832,086 Preferred D Convertible shares in consideration for $11,500,000. As of December 31, 1999, the shares are reflected, as issued and outstanding, however the shares were issued subsequent to year end. As of December 31, 1999, the issue exceeded authorized share capital by 1,848 shares. On March 20, 2000, the shareholders of the Company approved an increase in authorized share capital of Preferred D Convertible shares by reclassifying Ordinary shares to Preferred D Convertible shares. Subsequent to this approval the unissued shares were issued.

     The Company has recorded a preferred share dividend of approximately $5.0 million representing the value of the beneficial conversion feature on the issuance of Series D in December 1999. The beneficial conversion feature was calculated at the commitment date based on the difference between the conversion price of $6.277 per share and the estimated fair value of the ordinary shares at that date.


     In addition, in December 1999, certain employees exercised their options to acquire 53,080 Ordinary shares. These shares had been previously issued and held by the trustee and were included in the number of issued and outstanding Ordinary shares.

     In March 2000 the Company granted a warrant to purchase 76,200 ordinary shares at an exercise price of $0.01 per share to an investor in connection with the issuance of Preferred D Convertible shares in December 1999. This warrant was exercised in March 2000.

     In February 2000, 15,329 Ordinary A shares were allocated to a consultant in accordance with an agreement for services provided in 1997 valued at $15,000. These shares were released from Ordinary A shares held in reserve by a trustee.

     In March 2000, a shareholder exercised a warrant to acquire 18,926 Ordinary shares at an exercise price of $0.58 per share.

     In June 2000, prior to the IPO, the March 1998 warrants were exercised as follows: 289,131 shares at exercise price of $1.96 and 75,182 shares without cash consideration.

     On June 22, 2000, the Company completed the initial public offering of its ordinary shares (the "IPO"). A total of 4,000,000 shares of ClickSoftware ordinary shares were sold to the public at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $1.96 million in underwriting discounts before expenses, were approximately $26.04 million.

     On July 20, 2000 the IPO Underwriters exercised their overallotment Option and purchased 600,000 additional ordinary shares from ClickSoftware at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $0.3 million in underwriting discounts before expenses, were approximately $3.9 million.

     In addition, during the year ended December 31, 2000, certain employees exercised their options to acquire 631,091 Ordinary shares. Of the Ordinary shares 357,474 had been previously issued and held by the trustee and were included in the number of issued and outstanding Ordinary shares, whereas 273,617 represented newly issued shares.

     In November 2000, certain employees purchased 23,288 ordinary shares at a price $2.6 per share according to the 2000 Employee Share Purchase Plan.

C. WARRANTS

     Warrants to purchase 393,552 Preferred B Convertible shares were issued on March 31, 1998 in conjunction with the conversion to Preferred B Convertible shares of a convertible subordinated promissory note. The warrants were recorded at their fair market value and included in additional paid-in capital. The exercise price for the purchase of 393,552 shares is $1.96.

     A total of 364,313 shares were exercised prior to the Company's IPO.

D. EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

     The Company adopted an Employees' Share Option Plan (1996 Option Plan) according to which options for the purchase of up to 360,000 Ordinary A shares may be granted to employees. The options have an exercise price of $0.58 per share and shall vest over a four year period beginning with 25% vesting after one year and continuing at the rate of 33% per year for the remaining vesting period, commencing in the second year from the date of the grant. In 1997, the Company adopted an Employees' Share Option Plan (1997 Option Plan) according to which options for the purchase of up to 900,000 Ordinary B shares may be granted to employees. The options are exercisable at a price of $0.58 per share and vest over a four year period, with monthly vesting after two years. The options issued to U.S. employees vest after 1 year. Employees' compensation in respect of options granted under these plans is immaterial.

     In 1999 the Company adopted new option plans according to which options for the purchase of 660,810 Ordinary B shares may be granted to employees. The options have an exercise price of $0.83 per share and vests over a four year period.

     On November 30, 1999 a warrant to purchase 75,000 Ordinary shares was issued to a consultant that vests immediately with an exercise price of $3.67.

     The Board of Directors has approved the grant of a stand-alone option to purchase 720,000 ordinary shares to the Company's CEO and stand-alone options to purchase 95,000 ordinary shares to directors.

     The Company has adopted new option plans in 2000 under which they have granted 1,015,213 options at a weighted average exercise price of $5.75 per share.

     In connection with the grant of certain options to employees during fiscal 1999, the Company recorded deferred compensation of approximately $3,401,000, representing the difference between the estimated fair value of the Ordinary shares and the exercise price of these options at the date of grant. Such amount is presented as a reduction of shareholders' equity and amortized over the vesting period of the applicable options. The Company recorded amortization of deferred compensation of approximately $1,237,000 and $738,000 during the years ended December 31, 2000 and 1999, respectively.

     During 2000, a total of 91,571 options expired which reduced deferred compensation by approximately $306,000. As of December 31, 2000, the remaining deferred compensation of approximately $1,120,000 will be amortized as follows:
$664,000  $344,000,and  $112,000  during the years  ended  2001,  2002 and 2003, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded, are forfeited.

     If deferred compensation had been determined under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", using the "Black-Scholes option pricing" method with the following weighted average assumptions used for grants in all reported periods: (1) average expected life of the options is 1.31; (2) dividend yield of 0%; (3) expected volatility of 0% for 1998 and 1999 and expected volatility of 152% for December 31, 2000; and (4) risk-free interest rate of 5%, the effect on the Company's net loss and net loss per share would have been immaterial for all reported periods.

     Transactions related to the above discussed options and warrants granted to employees and consultants during the years ended 1998, 1999 and 2000, and the weighted average exercise prices per share and weighted average fair value of the options at the date of grant are summarized as follows:


                                                                                        WEIGHTED-     WEIGHTED-
                                                                                         AVERAGE       AVERAGE
                                                     OPTIONS                            EXERCISE        FAIR
                                                    AVAILABLE         OUTSTANDING       PRICE PER     VALUE OF
                                                    FOR GRANT          OPTIONS(*)         SHARE        OPTION
                                                --------------- ------------------ -------------- --------------

Outstanding January 1, 1998                            898,470            661,530           0.58
Granted                                              (627,810)            627,810           0.58         $ 1.14
Forfeited                                               65,035           (65,035)           0.58
                                                --------------- ------------------ --------------
Outstanding December 31, 1998                          335,695          1,224,305           0.58
Authorized                                           1,493,809
Granted                                            (1,493,809)          1,493,809           1.64         $ 2.62
Exercised                                                    -           (53,080)           0.58
                                                --------------- ------------------ --------------
Outstanding December 31, 1999                          335,695          2,665,034           1.16
Authorized                                           3,800,000
Granted                                            (1,015,213)          1,015,213           5.75         $ 1.57
Forfeited                                              288,189          (288,107)           2.99
Exercised                                                    -          (631,091)           1.01
Exercised Employee Stock Purch plan                   (23,288)                  -
                                                --------------- ------------------ --------------
Outstanding December 31, 2000                        3,385,383          2,761,049           2.65
                                                =============== ================== ==============

-----------------
(*) As of December 31, 1998,  1999, and 2000,  1,260,000,  1,206,920 and 912,228
Ordinary shares are held by a trustee and have been reserved for allocation against certain employee options granted but not yet exercised.

     The following table summarizes information about options outstanding and exercisable as of December 31, 2000:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                       ---------------------------                    ------------------
                                NUMBER       WEIGHTED-                               NUMBER
                            OUTSTANDING        AVERAGE            WEIGHTED-        OUTSTANDING       WEIGHTED-
                                 AT           REMAINING            AVERAGE            AT              AVERAGE
                             DECEMBER 31,    CONTRACTUAL          EXERCISE         DECEMBER 31,      EXERCISE
EXERCISE PRICE                   2000             LIFE              PRICE             2000             PRICE
--------------------------- ---------------- ----------------- ---------------- ---------------- ---------------
$ 0.58                              778,788              4.09             0.58           547683          $ 0.58
$ 0.83                              435,858              6.91             0.83           67,598            0.83
$ 1.83                              514,390              5.96             1.83           92,928            1.83
$ 3.67                               90,000              4.85             3.67           32,500            3.67
$ 8.50                              280,200              8.08             8.50                -               -
$10.00                               65,000              9.25            10.00                -               -
$ 8.00                               15,000              9.41             8.00            2,917            8.00
$ 4.375                             306,813              8.85            4.375                -               -
$ 3.065                             275,000              9.86            3.065                -               -
                            ----------------                                    ----------------
                                  2,761,049                                             743,626
                            ================                                    ================


     On February 9, 2001, the Company granted options to acquire 809,500 shares to employees at an exercise price of $1.69 per share. The shares vests over a two year period.

     On February 9, 2001, the Company granted options to acquire 120,000 shares to four directors at an exercise price of $1.69 per share. The shares vest over a two-year period. Such grants are subject to shareholder approval.

NOTE 13 -- SEGMENT REPORTING

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company is organized and operates as one business segment, the design, development, and marketing of software solutions.

            The Company's revenue by geographic area is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  1998         1999         2000
                                                             ------------ ------------ ------------
           Sales                                                        (in thousands)
           North America                                         $ 4,293      $ 6,978      $ 9,766
           Europe                                                  1,193        2,163        5,027
           Israel                                                    493          905          440
           Rest of the World                                          92          280          509
                                                             ------------ ------------ ------------
                                                                 $ 6,071     $ 10,326     $ 15,742
                                                             ============ ============ =============

           Sales to a single customer exceeding 10%
                                                                  %            %            %
                                                             ------------ ------------ ------------
           Customer A                                                 13          (*)          (*)
           Customer B                                                 12          (*)          (*)
           Customer C                                                 11          (*)          (*)
           Customer D                                                  -          (*)          (*)

----------------
(*) Under 10%

NOTE 14 -- TAXES ON INCOME

     The Company is subject to the Israeli Income Tax Law (Inflationary Adjustments), 1985, measuring income on the basis of changes in the Israeli Consumer Price Index.

     Part of the Company's investment in equipment has received approvals in accordance with the Law for the Encouragement of Capital Investments, 1959 ("approved enterprise" status). The Company has chosen to receive its benefits through the "Alternative Benefits" track, and, as such, is eligible for various benefits. These benefits include accelerated depreciation of fixed assets used in the investment program, as well as a full tax exemption on undistributed income in relation to income derived from the first plan for a period of 2 years and for the second and third plans for a period of 4 years. Thereafter a reduced tax rate of 25% will be applicable for an additional period of up to 5 years for the first plan and 3 years for the second and third plans, commencing with the date on which taxable income is first earned but not later than certain dates. In the case of foreign investment of more than 25%, the tax benefits are extended to 10 years, and in the case of foreign investment ranging from 49% to 100% the tax rate is reduced on a sliding scale to 10%. The benefits are subject to the fulfillment of the conditions of the letter of approval. The benefit periods of the second and third plans have not yet commenced. The regular tax rate applicable to the Company is 36%.

     In the event of distribution by the Company of a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the income from which the dividend was distributed. A 15% withholding tax may be deducted from dividends distributed to the recipients.

     Final tax assessments in Israel have been received up to and including the 1998 tax year.

     The Company has net operating loss carryforwards in Israel of approximately $11.6 million as of December 31, 2000. In addition losses of approximately $17.5 million are attributable to the U.S. subsidiary which will expire between 2008 and 2013. The UK subsidiary has carryforward tax losses of approximately $3.4 million as of December 31, 2000. The carryforward tax losses for Israel and the UK have no expiration date.

     The Company expects that during the period in which these tax losses are utilized, its income would be substantially tax exempt. Accordingly there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

NOTE 15 -- BALANCES AND TRANSACTIONS WITH RELATED PARTIES

     On January 1, 1997, the Company transferred its "Nester" division to a company under common control. The majority of the following balances and transactions are with that affiliated company.



                                                                              DECEMBER 31,
                                                                          1999             2000
                                                                          ----             ----
                                                                             (in thousands)
     Balances:
          Other Receivables (Accounts Payable)                          $ (139)           $ 121
          Loan from shareholder on demand                               $  132               -



                                                                    YEAR ENDED DECEMBER 31,
                                                                1998         1999         2000
                                                                ----         ----         ----
                                                                        (in thousands)
           Transactions:
             Management fee income from Nester                  $ 89         $ 48         $ 48


NOTE 16 - UNAUDITED CONSOLIDATED FINANCIAL DATA

     The following table presents the quarterly information for fiscal 2000 and 1999:


                                                            First        Second        Third         Fourth
                                                           Quarter       Quarter      Quarter        Quarter
                                                        -------------- ------------ ------------- --------------
                                                        --------------------------------------------------------
                                                                (in thousands except per share amounts)
                                                                              (Unaudited)
2000
Net sales                                                     $ 3,511      $ 4,308       $ 4,789        $ 3,134
Gross margin                                                  $ 2,188      $ 2,934       $ 3,319        $ 1,873
Net Loss                                                     $(3,352)     $(2,737)      $(1,851)       $(5,106)
----------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share:                        $ (0.17)     $ (0.14)      $ (0.07)       $ (0.20)
Shares used in computing basic and
  diluted net loss per share                                   19,502       20,266        24,699         24,928
Price per ordinary share - high                                   N/A      $ 7.375       $ 8.750        $ 3.656
Price per ordinary share - low                                    N/A      $ 5.813       $ 3.000        $ 1.750

1999
Net sales                                                     $ 2,029      $ 2,341       $ 2,759        $ 3,197
Gross margin                                                  $ 1,097      $ 1,372       $ 1,600        $ 1,887
Net Loss                                                     $(1,821)     $(1,578)      $(2,177)       $(2,403)
Dividend Related to preferred shares                                -            -             -       $(4,989)
Net loss attributed to ordinary
  shareholders                                               $(1,821)     $(1,578)      $(2,177)       $(7,392)
----------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share                         $ (0.10)     $ (0.09)      $ (0.12)       $ (0.13)
Basic and diluted net loss per share attributed to           $ (0.10)     $ (0.09)      $ (0.12)       $ (0.41)
ordinary shareholders
Shares used in computing basic and
  Diluted net loss per share                                   17,617       17,617        17,617         17,922
Price per ordinary share - high                                   N/A          N/A           N/A            N/A
Price per ordinary share - low                                    N/A          N/A           N/A            N/A

     The company's ordinary shares are traded on the NASDAQ. As of December 31, 2000, there were approximately 107 registered holders of ordinary shares.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors - See the section entitled  "Executive Officers and Directors" in
     Part I, Item 1 hereof.

(b) Executive Officers - See the section entitled "Executive Officers and Directors" in Part I, Item 1 hereof.

(c)  Significant employees - None.

(d)  Family relationships - None.

(e) Business experience - See the section entitled "Executive Officers and Directors" in Part I, Item 1 hereof.

(f)  Legal proceedings - See the section entitled "Legal Proceedings" in Part I,
     Item 3 hereof.

(g)  Promoters and control persons - None.

Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during the year ending December 31, 2000, all Section 16 filing requirements were met, with the following exceptions:

     * For Shimon Rojany, CFO, late filing of Form 4 for the month of June 2000 indicating a single indirect acquisition of 3,000 shares of Company stock.
     * For James Thanos, Director, late filing of Form 4 for the month of June 2000 indicating a single direct acquisition of 5,000 shares of Company stock.
     *    For Corey Leibow, COO, late filing of Form 3 due November 25, 2000.
     * For Timothy Spence, VP of Business Affairs and Controller, late filing of Form 3 due September 25, 2000.
     *    For Corey Leibow, COO, late filing of Form 5 due February 14, 2001.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION ARRANGEMENTS

We have entered into employment agreements with Dr. Moshe BenBassat, our Chief Executive Officer, Shimon M. Rojany, our Chief Financial Officer, and Corey Leibow, our Chief Operating Officer. The agreements provide that the executives' employment relationships are "at-will" and may be terminated at any time by either us or the executive with or without cause or notice. The agreements provide that in the event the executive is terminated by us without cause, the executive shall be entitled to severance payments (to be paid in a lump sum or monthly at the executive's discretion) in amounts equal to twelve months of annual base salary as of the date of termination for Dr. BenBassat, six months of the annual base salary as of the date of termination for Mr. Rojany, and three months of the annual base salary as of the date of termination for Mr. Leibow. Dr. BenBassat is entitled to full acceleration of option vesting in the event of a change in control, and Mr. Leibow is entitled to 50% vesting or 100% vesting depending on the conditions of a change of control. The executive's right to receive the benefits set forth above will immediately terminate if the executive competes with us during the six or twelve months following termination of employment with us.

COMPENSATION COMMITTEE

The Compensation Committee (the "Committee") is comprised of Mr. Eddie Shalev and, prior to his resignation from the board of directors, Mr. Fredrick Harman. Both have been independent, non-employee members of the Board of Directors. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past. The Committee is responsible for setting and administering the policies governing annual compensation of executive officers, considers their performance and makes recommendations regarding their cash compensation and stock options to the full Board of Directors. As the Company only recently established the Committee in connection with its initial public offering, there is a limited history; however the Committee expects, pursuant to its charter, to periodically review the approach to executive compensation and make changes as competitive conditions and other circumstances warrant.

COMPENSATION PHILOSOPHY

In July 2000, the Company completed the initial public offering of its ordinary shares. In reviewing the compensation for the upcoming fiscal year, the Committee addressed two distinct areas in order to meet the needs of the Company as it continues to grow and mature. The Committee recognizes that in order for the Company to develop new products and scale the business, the ability to attract, retain and reward executive officers who will be able to operate effectively in a high growth complex environment is vital. In that regard, the Company must offer compensation that (a) is competitive in the industry; (b) motivates executive officers to achieve the Company's strategic business objectives; and (c) aligns the interests of executive officers with the long-term interests of stockholders.

The Company currently uses salary, a management incentive plan and stock options to meet these requirements. For incentive-based compensation, the Committee considers the desirability of structuring such compensation arrangements so as to qualify for deductibility under Section 162(m) of the Internal Revenue Code. As the Committee applies this compensation philosophy in determining appropriate executive compensation levels and other compensation factors, the Committee reaches its decisions with a view towards the Company's overall performance.

COMPENSATION

The following table sets forth all compensation received for services rendered to the Company and the Company's subsidiaries in all capacities during the last three years by (i) the Company's Chief Executive Officer and (ii) the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                               COMPENSATION TABLE

NAME
----                                       ANNUAL COMPENSATION               LONG TERM COMPENSATION AWARDS
     POSITION                                                                  SECURITIES       ALL OTHER
     --------                                                 OTHER ANNUAL     UNDERLYING     COMPENSATION
                  YEAR          SALARY          BONUS         COMPENSATION       OPTIONS           ($)
                  ----          ------          -----         ------------       -------           ---
Moshe BenBassat,
     CEO
                         1998       67,418                 -               -                -              -
                         1999      178,989           189,112               -          720,000              -
                         2000      225,000           239,709      83,594 (1)                -              -
Shimon Rojany
     CFO
                         1998       41,667                 -               -           30,000              -
                         1999       88,333            32,083               -           73,227              -
                         2000      185,833            68,083       4,362 (2)           30,000              -
Robert Spina (3)
     VP Sales
                         1998       91,875            79,705               -           27,000              -
                         1999       83,916            66,484               -           21,000              -
                         2000      120,000           128,996         706 (2)            7,200              -
Ami Shpiro
     President, European Operations
                         1998      116,396            18,703       3,009 (4)            6,000              -
                         1999      130,500            92,389       7,221 (4)            6,781              -
                         2000      130,500            83,692       6,528 (4)           18,000              -
David Schapiro
     Sr. VP, Product Development
                         1998       96,201             7,650      21,400 (5)           90,000              -
                         1999      103,080            12,397      23,142 (5)           31,036              -
                         2000      131,858            14,714      29,006 (5)           30,000              -
-----------------------------
(1) Other compensation to Dr. BenBassat includes $75,000 housing allowance.
(2) Executive disability insurance.
(3) Mr. Spina resigned effective December 31, 2000.
(4) Pension contributions.
(5) Contributions to employee benefit programs.

OPTION GRANTS IN YEAR 2000

The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 2000. All such options were granted under our various option plans approved during 2000, and generally vest over four years.


                        Number of       % of Total
                          Shares     Options Granted
                        Underlying   to Employees in Exercise Price   Expiration    Grant Date Present
                     Options Granted       2000           ($/sh)         Date            Value (1)
                     ---------------       ----           ------         ----            ---------

Moshe BenBassat                     -     0.00%                -            -                  -
Robert Spina (2)                7,200     0.71%       $     8.50        3/20/10          $  3,432
Shimon Rojany                  30,000     2.96%       $     8.50        3/20/10          $ 14,299
Ami Shpiro                     18,000     1.77%       $     8.50        3/20/10          $ 10,469
David Schapiro                 30,000     2.96%       $     8.50        3/20/10          $ 17,448

----------------------------
(1) Computed  using the  Black-Scholes  option  pricing  model.  Full vesting of options is four years from grant date.  Assumes the average expected life of the option is 1.31 years,  a volatility of 116%, an annual  dividend  yield of 0.0%, and interest risk free interest rate of 5%.
(2) Mr. Spina resigned effective December 31, 2000.

AGGREGATE OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

The following table sets forth certain information concerning options exercised by the Named Executive Officers in year 2000, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2000.

                                                      Number of Securities          Value of Unexercised
                                                  Underlying Unexercised Options   In-the-Money Options at
                                       Value         as of December 31, 2000       December 31, 2000 (1)
                   Shares Acquired                -----------------------------  -------------------------
                     on Exercise      Realized     Exercisable   Unexercisable   Exercisable  Unexercisable
                    ------------    ------------  ------------   -------------   ------------ -------------
Moshe BenBassat       205,608       $574,640.57       75,372          439,020             $  -          $  -
Robert Spina (2)       23,249       $ 69,097.77        1,563              -            $ 1,714          $  -
Shimon Rojany          36,920       $130,724.31       15,942           77,365         $ 31,199       $45,726
Ami Shpiro                -         $       -         23,527           30,735         $ 20,165       $20,447
David Schapiro            -         $       -        136,963          121,036         $159,794       $98,453

----------------------------
(1) Based upon the Closing Price of the ordinary  shares on December 29, 2000 of
$1.75 less the exercise price per share.
(2) Mr. Spina resigned effective December 31, 2000.


COMPARISON OF TOTAL CUMULATIVE STOCKHOLDER RETURN

The following graph compares the quarterly share price of the Company's ordinary shares with the index return of the NASDAQ National Market Index and with the NASDAQ Index of Computer Stocks for the period from June 23, 2000 (the date on which the Company's ordinary shares began trading on the NASDAQ) through December 31, 2000. The Company has paid no dividends on its Ordinary shares. Historical stock price performance should not be relied upon as indicative of future stock price performance:

                     6/23/00      6/30/00       9/29/00    12/29/00
                     -------      -------       ------     --------

    CKSW                0%          -5%          -46%        -76%
    NASDX               0%           2%          - 3%        -36%
    NASD:COMPUTER       0%           3%          - 6%        -43%


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF ORDINARY SHARES

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of December 31, 2000 for:

*   each of our Named Executive Officers;
*   each of our directors;
* each person or group known by us to beneficially own more than 5% of our outstanding ordinary shares; and
*   all of our executive officers and directors as a group.

Beneficial ownership of ordinary shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any ordinary shares over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2000. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all ordinary shares held by them. Applicable percentage ownership in the following table is based on 26,064,539 shares outstanding as of December 31, 2000.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ClickSoftware Technologies Ltd., 34 Habarzel Street, Tel Aviv, Israel.

                                                                                       ORDINARY SHARES
                                                                                      BENEFICIALLY OWNED
NAME AND ADDRESS                                                                    NUMBER       PERCENTAGE
----------------                                                                    ------       ----------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Moshe BenBassat(1)                                                                  4,812,874     18.39%
Shimon Rojany (2)                                                                     341,063      1.31%
David Schapiro(3)                                                                     157,296      0.60%
Ami Shpiro(4)                                                                         194,924      0.75%
Robert Spina (5)                                                                       24,812      0.10%
Israel Borovich(6)                                                                      8,750      0.03%
Nathan Gantcher                                                                        50,000      0.19%
Roni Einav                                                                                  -        -
James W. Thanos                                                                         5,000      0.02%
Eddy Shalev                                                                         2,871,270     11.02%

SHAREHOLDERS
Worldview Technology International I, L.P. ("WVTI I")                                 745,612       2.9%
Worldview Technology Partners I, L.P. ("WVTP I")                                    1,913,029       7.3%
Worldview Strategic Partners I, L.P. ("WVSP I")                                       164,780       0.6%
                                                                                 ------------- ---------------
  Total, Entities associates with Worldview                                         2,823,421      10.8%
     435 Tasso Street, Suite 120
     Palo Alto, CA 94301
Entities affiliated with Genesis Partners                                           2,871,270      11.0%
     50 Dizengoff Street
     Tel-Aviv 64332, Israel
Entities affiliated with Oak Investments Partners                                   4,724,027      18.1%
     525 University Avenue, Suite 1300
     Palo Alto, CA  94301
Meritech Capital Associates LLC                                                     1,828,629       7.0%
     90 Middlefield Road, Suite 201
     Menlo Park, CA  94025
Liberty Wanger Asset Management                                                     1,660,000       6.4%
     227 West Monroe Street, Suite 3000
     Chicago, IL 60606-5016

All executive officers and directors as a group (14 persons)                        8,727,274      33.39%
---------------------
(1)      Includes 2,246,887 shares held by Dr. BenBassat's spouse, Idit BenBassat.  Also includes options to purchase 110,490 ordinary shares.
(2)      Includes options to purchase 12,448 Ordinary Shares exercisable within 60 days of March 31, 2000 held by Mr. Rojany.
(3)      Includes options to purchase 145,296 Ordinary Shares exercisable within 60 days of March 31, 2000 held by Mr. Schapiro.
(4)      Includes options to purchase 24,516 Ordinary Shares exercisable within 60 days of March 31, 2000 held by Mr. Shpiro.
(5)      Includes options to purchase 1,563 Ordinary Shares exercisable within 60 days of March 31, 2000 held by Mr. Spina.  Mr.
         Spina resigned effective December 31, 2000.
(6)      Includes options to purchase 6,250 Ordinary Shares exercisable within 60 days of March 31, 2000 held by Borovich.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2000, members of the board of directors and executive officers of the Company received grants of options for the Company's ordinary shares as set forth under "Item 11 - Executive Compensation".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

   EXHIBIT
   NUMBER                                          DESCRIPTION OF DOCUMENT

3.1*           Articles of Association of ClickSoftware Technologies Ltd.
4.1*           Specimen of Ordinary Share Certificate
4.2*           Fourth Amended and Restated Registration Rights Agreement, dated December 15, 1999
10.1*          Form of 2000 Share Option Plan
10.2*          Form of 2000 Employee Share Purchase Plan
10.3*          Employment Agreement between ClickSoftware Technologies Ltd.
               and Moshe Ben-Bassat
10.4*          Employment Agreement between ClickSoftware Technologies Ltd. and Shimon Rojany
10.5*          Form of Indemnification Agreement
10.6*          Form of 1996 Option Plan
10.7*          Form of 1997 Option Plan
10.8*          Form of 1998 Option Plan
10.9*          Form of 1999 Option Plan
10.10*         Form of 1999 Option Plan
10.11*         Form of 2000 U.S. Option Plan
10.12*         Form of 2000 Israeli Plan
10.13*         Form of 2000 Unapproved U.K. Share Scheme
10.14*         Form of 2000 Approved U.K. Share Scheme
10.15          Employment Agreement between ClickSoftware Technologies Ltd. and Corey Leibow
21.1*          Subsidiaries of the Registrant
23.1           Consent of Luboshitz Kasierer, a member firm of Arthur Andersen
24.1           Powers of Attorney
-------------------------
*  Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-30274), as amended.

(b) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Campbell, California, on March 30, 2001.

                                          CLICKSOFTWARE TECHNOLOGIES LTD.

                                          By: /s/ Shimon M. Rojany
                                              ----------------------------
                                                  Shimon M. Rojany
                                                  Chief Financial Officer



Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       SIGNATURE                               TITLE                    DATE
       ---------                               -----                  -------

  /s/ Moshe BenBassat       Chief Executive Officer and           March 30, 2001
--------------------------- Chairman of the Board of Directors
     Moshe BenBassat        (Principal Executive Officer)


  /s/ Shimon M. Rojany      Chief Financial Officer               March 30, 2001
--------------------------- (Principal Financial and Accounting
      Shimon M. Rojany       Officer)

  /s/ Roni Einav             Director                             March 30, 2001
---------------------------
      Roni Einav

  /s/ Dr. Israel Borovich    Director                             March 30, 2001
---------------------------
      Dr. Israel Borovich

  /s/ Nathan Gantcher        Director                             March 30, 2001
---------------------------
      Nathan Gantcher

  /s/ Eddy Shalev            Director                             March 30, 2001
---------------------------
      Eddy Shalev

  /s/ James W. Thanos        Director                             March 30, 2001
---------------------------
      James W. Thanos