Form 10-Q
period 2001-03-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2001-05-14
CIK 1105841

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------
Commission File Number: 333-30274
   ---------------------------------------------------------------------------

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

                                (972-3) 765-9400
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X  No
                                ----   ----

         As of March 31, 2000, there were 26,091,351 shares of the Registrant's common stock, par value 0.02 NIS, outstanding.

TABLE OF CONTENTS


10-Q

PART I -- FINANCIAL INFORMATION................................................2
ITEM 1.........................................................................3
Balance Sheet..................................................................3
Income Statement...............................................................4
Cash Flow Statement............................................................5
Table 4........................................................................6
PART II.......................................................................21
ITEM 2........................................................................21
ITEM 3........................................................................21
ITEM 6........................................................................22

EX-27.1

Exhibit 27 Table..............................................................24

                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 2001


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    (a) Condensed  Consolidated Balance Sheets as of March 31, 2001 and December
        31, 2000...............................................................3

    (b) Condensed  Consolidated  Statements of  Operations  for the Three Months
        Ended March 31, 2001 and March 31, 2000................................4

    (c) Condensed  Consolidated  Statements of Cash Flows for Three Months Ended
        March 31, 2001 and March 31, 2000......................................5

    (d) Notes to Condensed Consolidated Financial Statements...................6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.........................................................6

    Factors That May Affect Future Results....................................11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in Securities and Use of Proceeds............................21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 6.  Exhibits and Reports on Form 8-K.....................................22

Signatures....................................................................23

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     CLICKSOFTWARE TECHNOLOGIES LTD.
                                       CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2001              2000
                                                                               -----------      -----------
                                                                               (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   6,806       $   4,438
  Short-term investments                                                            9,465          16,878
  Trade receivables                                                                 5,805           4,375
  Other receivables and prepaid expenses                                            1,546           1,466
     Total current assets                                                          23,622          27,157

Property and equipment, net                                                         3,968           3,772
Severance pay deposits                                                                516             526


Long-term cash investments                                                          1,600               -
     Total assets                                                               $  29,706       $  31,455


LIABILITIERS AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                                               $     157       $     146
  Accounts payable and accrued expenses                                             3,786           3,274
  Deferred revenues                                                                   231             127
     Total current liabilities                                                      4,174           3,547

LONG-TERM LIABILITIES
  Long-term debt                                                                       94             103
  Accrued severance pay                                                             1,283           1,343
     Total long-term liabilities                                                    1,377           1,446
     Total liabilities                                                              5,551           4,993
Commitments and contingencies

SHAREHOLDERS' EQUITY:
Convertible Preferred shares of NIS 0.02par value:
     Authorized -- 5,000,000 as of December 31, 2000 and March 31,
2001; Issued and outstanding -- none as of December 31, 2000 and March 31, 2001.
                                                                                        -               -
Ordinary shares of NIS 0.02 par value:
    Authorized -- 100,000,000 as of December 31, 2000 and March 31, 2001; Issued
and outstanding -- 26,064,539 as of December 31,2000 and
26,091,351 as of March 31, 2001.                                                      100             100
Additional paid-in capital                                                         69,220          69,169
Deferred compensation                                                               (949)         (1,120)
Accumulated deficit                                                              (44,216)        (41,687)
     Total shareholders' equity                                                    24,155          26,462
     Total liabilities and shareholders' equity                                 $  29,706       $  31,455



           See notes to condensed consolidated financial statements.
                                       3


                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   Unaudited)



                                                                       THREE MONTHS ENDED MARCH 31,
                                                                         2001               2000
                                                                     -----------        -----------

Revenues:
  Software license                                                 $     3,103         $     2,126
  Service and maintenance                                                1,339               1,385
                                                                   --------------------------------
     Total revenues                                                      4,442               3,511

Cost of revenues:
  Software license                                                          74                 110
  Service and maintenance                                                1,298               1,213
     Total cost of revenues                                              1,372               1,323
                                                                   --------------------------------
     Gross profit                                                        3,070               2,188
                                                                   --------------------------------

Operating expenses:
  Research and development expenses, net                                   974               1,064
  Sales and marketing expenses                                           3,666               3,174
  General and administrative expenses                                      827                 952
  Reorganization expenses                                                  294                   -
  Share-based compensation                                                 171                 355
                                                                   --------------------------------
     Total operating expenses                                            5,932               5,545
                                                                   --------------------------------
     Operating loss                                                    (2,862)             (3,357)
Interest and other income, net                                             333                   5
                                                                   --------------------------------
     Net loss                                                      $   (2,529)         $   (3,352)
                                                                   ================================
Basic and diluted net loss per share                               $    (0.10)         $    (0.17)
                                                                   ================================
Shares used in computing basic and diluted
net loss per share                                                  24,976,284          19,501,794
                                                                   ================================



            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)





                                                                       THREE MONTHS ENDED MARCH 31,
                                                                         2001               2000
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (2,529)            $ (3,352)

Adjustments to reconcile net loss to net
cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                            260                  139
  Amortization of deferred compensation                                   171                  355
  Unrealized gain from investments                                        220                    -
  Severance pay, net                                                     (50)                   87
Changes in operating assets and liabilities:
  Trade receivables                                                   (1,430)                  734
  Other receivables and other prepaid expenses                           (80)                (185)
  Accounts payable and accrued expenses                                   512                (125)
  Deferred revenues                                                       104                (539)
                                                                   --------------------------------
Net cash used in operating activities                                 (2,822)              (2,886)
                                                                   --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investments, net                                            5,593                    -
Purchases of equipment                                                  (456)                (364)
                                                                   --------------------------------
Net cash provide (used) in investing
activities                                                              5,137                (364)
                                                                   --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt                                                            11                (126)
Receipt(Payment) of long-term debt                                        (9)                 (57)
Net proceeds form issuance of Ordinary
  Shares                                                                    -                   12
Employee options exercised                                                 51                  322
                                                                   --------------------------------
Net cash provided by financing activities                                  53                  151
                                                                   --------------------------------
Increase (decrease) in cash and cash
  Equivalents                                                           2,368              (3,099)
Cash and cash equivalents at beginning of
  Period                                                                4,438                7,838
                                                                   --------------------------------
Cash and cash equivalents at end of period                          $   6,806            $   4,739
                                                                   ================================
Supplemental cash flow information
Cash paid for interest                                                      4                   21
                                                                   ================================



            See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (INFORMATION AS OF March 31, 2001 and FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 2001)

    1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2001. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2000 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission.

    2. Net (Loss) Per Share. ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. The weighted average ordinary shares outstanding are on a pro-forma basis for the three months ended March 31, 2000. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):


                                                                    2001                    2000
                                                                 -----------             -----------
                                                          (in thousands except share data and share numbers)

Net loss attributable to ordinary shareholders                  $   (2,529)           $    (3,352)
Basic and diluted:
  Weighted averages shares used in computing
   basic and diluted net loss per ordinary share                 24,976,284             19,501,794
                                                               ====================================
  Basic and diluted net loss per Ordinary share                 $    (0.10)           $     (0.17)
                                                               ====================================





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. These forward looking statements include, among others, those statements including the words, "expects", "anticipates", "intends", "believes" and similar language. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in the section titled "Risk Factors".

OVERVIEW

ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") derives revenues from software licensing and service and maintenance fees. Software license revenues are comprised of perpetual or annual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. License fees are based upon an initial fee determined by the number of service resources to be scheduled, followed by periodic maintenance fees.

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

We also provide software license pricing structures to our clients which includes lower initial license fees followed by monthly payments based on the number of scheduling transactions conducted. To date, however, no significant revenue has been recognized on this basis.

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

Operating expenses are categorized into net research and development expenses (net of grants), sales and marketing expenses, general and administrative expenses, and share based compensation.

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

In previous years we received grants from the Fund for the Encouragement of Marketing Activities established by the Government of Israel. In return for these grants, we are obligated to pay the Israeli Government royalties as described below. We expect that sales and marketing expenses will increase on an absolute basis over the next year as we hire additional sales and marketing personnel, continue to promote our brand, continue our Internet initiative, and increase our international sales efforts.

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

Share-based compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Share-based compensation is amortized over the vesting period of the underlying options, generally four years.

Interest and other income, net, includes interest income earned on our cash and cash equivalents, offset by interest expense, and also includes the effects of foreign currency translations.

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expense is incurred in New Israeli Shekels ("NIS") and a portion of our revenues and expenses are incurred in British Pounds and the Euro. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors, including inflation rates and economic growth within each nation.

The effects of foreign currency exchange rates on our results of operations for the three months ended March 31, 2000 and 2001 were immaterial.

RESULTS OF OPERATIONS

Our operating results for each of the three months ended March 31, 2001 and 2000, expressed as a percentage of revenues are as follows:


                                                    THREE MONTHS ENDED MARCH 31,
                                                        2001              2000
                                                    ----------        ----------
Revenues:
  Software license                                         70%              61%
  Service and maintenance                                  30%              39%
                                                    ----------------------------
     Total revenues                                       100%             100%

Cost of revenues:
  Software license                                          2%               3%
  Service and maintenance                                  29%              35%
     Total cost of revenues                                31%              38%
                                                    ----------------------------
     Gross profit                                          69%              62%
                                                    ----------------------------

Operating expenses:
  Research and development expenses, net                   22%              30%
  Sales and marketing expenses                             83%              90%
  General and administrative expenses                      19%              27%
  Reorganization expenses                                   7%               0%
  Share-based compensation                                  4%              10%
                                                    ----------------------------
     Total operating expenses                             135%             157%
                                                    ----------------------------
     Operating loss                                      (64%)            (96%)
Interest and other income, net                              7%               1%
                                                    ----------------------------
     Net loss                                            (57%)            (95%)
                                                    ============================


REVENUES. Company revenues increased $0.9 million or 27% to $4.4 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000.

SOFTWARE LICENSE. Software license revenues were $3.1 million or 70% of total revenues in the three months ended March 31, 2001, and $2.1 million or 61% of total revenues in the three months ended March 31, 2000. The increase in license revenue was primarily due to continued demand by new customers for ClickSoftware products.

SERVICE AND MAINTENANCE. Service and maintenance revenues were $1.3 million or 30% of revenues in the three months ended March 31, 2001, and $1.4 million or 39% of total revenue in the three months ended March 31, 2000. The decrease in service and maintenance revenues was primarily due to increased sales of software licenses and improved implementation times associated with our product.

COST OF REVENUES. Cost of revenues were $1.4 million or 31% of revenues in the three months ended March 31http://www.secinfo.com/ - Dates, 2001, and $1.3 million or 38% of revenues in the three months ended March 31, 2000. The decrease in the cost of revenues on percentage basis was due to an improved mix between license and services and maintenance revenue.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $74,000 or 2% of total revenues in the three months ended March 31, 2001 and, $110,000 or 3% of revenues in the three months ended March 31, 2000.

COST OF SERVICE AND MAINTENANCE. Cost of service and maintenance revenues was $1.3 million or 29% of revenues for the three months ended March 31, 2001, and $1.2 million or 35% of revenues for the three months ended March 31, 2000. This increase in the cost of service and maintenance revenues was due to increased professional services required as a result of the increase in sale of licenses; the percentage decrease in the cost of service and maintenance was primarily due to the improved implementation times associated with our product.

GROSS PROFIT. Gross profit as a percentage of revenues was 69% in the three months ended March 31, 2001 as compared to 62% in the three months ended March 31, 2000. This improvement is mostly attributed to changes in the revenue mix in favor of higher margin license revenues.

OPERATING EXPENSES. Total operating expenses were $5.9 million or 135% of revenues for the three months ended March 31, 2001, and $5.5 million or 157% of revenues for the three months ended March 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $1.0 million or 22% of revenues for the three months ended March 31, 2001, and $1.1 million or 30% of revenues for the three months ended March 31, 2000. In the first quarter of 2001 we recognized a research and development grant from Israel's Chief Scientist in the amount of $165,000. The decrease in both absolute and percentage terms is primarily due to the temporary transfer of R&D software engineers to the Professional Services division to support the implementation process with several European customers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3.7 million or 83% of revenues for the three months ended March 31, 2001, and $3.2 million or 90% of revenues for the three months ended March 31, 2000. The absolute increase in sales and marketing expenses was due to additional sales and marketing efforts related to the expansion of our salesforce, which resulted in an increase in personnel related costs as well as additional marketing costs. Dependant upon the success of our product in the market, sales and marketing expenses may increase on an absolute basis in future periods as we hire additional sales and marketing personnel, continue to promote our brand, and establish sales in additional geographic areas.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $827,000 or 19% of revenues in the three months ended March 31, 2001, and $952,000 or 27% of revenues in the three months ended March 31, 2000. The percentage decrease is due to an increase in revenues without a corresponding increase in administrative expenses. We expect general and administrative expenses to decrease as a percentage of revenues.

REORGANIZATION EXPENSES. Reorganization expenses were $333,000 or 7% of revenues in the three months ended March 31, 2001. There were no such expenses in the three months ended March 31, 2000. These expenses were primarily costs associated with severance payments to terminated employees.

SHARE-BASED COMPENSATION. Share based compensation for the three months ended March 31, 2001 amounted to $171,000 of previously recorded deferred compensation. Share based compensation for the three months ended March 31, 2000 amounted to $355,000.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001 we had cash and cash equivalents of $6.8 million, short-term investments of $9.5 million, and long-term cash investment of $1.6 million.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net cash used in operating activities primarily consisted of net losses in addition to increases in trade receivables and prepaid expenses, partially offset by increases in accounts payable, accrued liabilities, amortization of deferred compensation, non-cash compensation expenses, depreciation and amortization, as applicable. For the three months ended March 31, 2001, cash used in operations was $2.8 million, comprised of our net loss of $2.5 million, an increase in trade receivables of $1.4 million, increase in other receivables of $80,000, increase in accounts payable of $512,000, increase in deferred revenue of $104,000, partially offset by non-cash charges of $601,000 million. For the three months ended March 31, 2000, cash used in operations was $2.9 million, comprised of our net loss of $3.4 million, a decrease in trade receivables of $734,000, increase in other receivables of $185,000, decrease in accounts payable of $125,000, decrease in deferred revenue of $539,000, partially offset by non-cash charges of $581,000.

Net cash provided in investing activities in the three months ended March 31, 2001 was $5.1 million, of which $5.6 million was provided from Short-term investments and $456,000 invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities the three months ended March 31, 2000 was $364,000 which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

Net cash provided by financing activities during the three months ended March 31, 2001 was $53,000 and 151,000 for the three months ended March 31, 2000.

As of March 31, 2001 we had outstanding trade receivables of approximately $5.8 million. Our trade receivables typically have 30 to 60 day terms; although we have also negotiated longer payment plans with some of our clients. As of March 31, 2001 our DSO (Days Sales Outstanding) was 118 days.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $4.4 million related to research and development and $707,000 related to marketing activities. As of March 31, 2001, we have paid or accrued royalties related to these funds in the amount of $1.6 million.

We have a $1.0 million unsecured line of credit with an Israeli bank. No amounts were outstanding under this line of credit as of March 31, 2001.

The Company also has an aggregate of $251,000 in term loans relating to borrowings for working capital. We have a loan in US Dollars bearing an interest rate of LIBOR plus 1% and a loan in New Israeli Shekels linked to the Israeli CPI, currently bearing an interest rate of 5.4%. Additional loans are in British Pounds bearing an average interest rate of 9.7%.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $703,000 and secures our performance pursuant to projects with the Government of Israel. Additionally, Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the following factors and other information in this statement before you decide to invest in our ordinary shares. If any of the negative events referred to below occur, our business, financial condition and results of operations could suffer. In any such case, the trading price of our ordinary shares could decline, and you may lose all or part of your investment.


RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK FOR THE YEAR 2001 MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Predictions for the general economy for 2001 indicate uncertain economic conditions. Weak economic conditions may cause a reduction in information technology spending generally. Consequently, there may be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner which may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

We have not achieved profitability. We expect to continue to incur significant sales and marketing and research and development expenses. Some of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues. As a result, we will need to generate significant revenues to achieve and maintain profitability, which we may not be able to do.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter, for the quarter ended March 31, 2001 approximately two-thirds of our realized revenue was recognized in the last two weeks of the quarter. From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

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

FAILURE OF THE  MARKET TO ACCEPT  OUR NEW  PRODUCTS  WOULD  ADVERSLY  AFFECT OUR
PROFITABILITY. Historically, all of our operating revenue has come from sales of, and services related to, our CLICKSCHEDULE product and our CLICKFIX product, to clients seeking application software that enables efficient provisioning of services in enterprise environments.

During the year ended December 31, 2000, we introduced three new products that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. The growth of our company depends in part on the development of market acceptance of these new products. We have no guarantee that the sales of these new products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our new products would have a material adverse effect on our business and operating results.

OUR LONG AND UNPREDICTABLE SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD. To date, our customers have taken a long time, typically ranging from three months to nine months, to evaluate our products before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products can take up to three to twelve months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. Historically more than 60% of our sales in any given quarter occur in the last two weeks of the quarter; if sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We are expanding our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. In addition to normal turnover of personnel, we are attempting to expand our direct sales force in North America. As of March 31, 2001, we employed 64 individuals in our sales and marketing organizations. Because 25 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. In addition, we might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

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

OUR BUSINESS MAY BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Significant portions of our operations occur outside the United States. Our facilities are located in North America, Israel, the European continent, and the United Kingdom, and our executive officers and other key employees are dispersed throughout the world. This geographic dispersion requires significant management resources that may place us at a disadvantage compared to our locally based competitors. In addition, our international operations are generally subject to a number of risks, including:

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

WE ARE INCORPORATED IN ISRAEL AND HAVE IMPORTANT FACILITIES AND RESOURCES LOCATED IN ISRAEL WHICH COULD BE NEGATIVELY AFFECTED DUE TO MILITARY OR POLITICAL TENSIONS. We are incorporated under the laws of the State of Israel and our research and development facilities as well as significant executive offices are located in Israel. Although substantial portions of our sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since September 2000, a continuous armed conflict with the Palestinian authority has been taking place.

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

CERTAIN  OF OUR  OFFICERS  AND  EMPLOYEES  ARE  REQUIRED  TO SERVE IN THE ISRAEL
DEFENSE FORCES AND THIS COULD FORCE THEM TO BE ABSENT FROM OUR BUSINESS FOR EXTENDED PERIODS. David Schapiro, our Executive Vice President of Worldwide Markets and Product Group, and Hannan Carmeli, our Senior Vice President of Worldwide Professional Services and Operations, as well as other male employees located in Israel are currently obligated to perform up to 39 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

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

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES. We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel, and we may apply for additional grants in the future. We cannot assure that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions that may affect the availability of funds for Chief Scientist grants in the future. The percentage of our research and development expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. From time to time, the Government of Israel changes the rate of royalties we must pay, which does not allow us to accurately predict what this rate will be. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require the company to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Currently the office of the Chief Scientist does not consider the licensing of our software in the ordinary course of business a transfer of technology and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

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

IT MAY BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST US, OUR OFFICERS AND DIRECTORS AND THE ISRAELI ACCOUNTANTS NAMED AS EXPERTS IN THIS STATEMENT OR TO ASSERT U.S. SECURITIES LAWS CLAIMS IN ISRAEL OR SERVE PROCESS ON SUBSTANTIALLY ALL OF OUR OFFICERS AND DIRECTORS AND THESE ACCOUNTANTS. We are incorporated in Israel and maintain significant operations in Israel. Some of our executive officers and directors and the Israeli accountants named as experts in this statement reside outside of the United States and a significant portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment against us or any of those persons or to effect service of process upon these persons in the United States, based upon the civil liability provisions of the U.S. federal securities laws in an Israeli court.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of March 31, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 33.5% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of March 31, 2001, we had 26,091,351 ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of March 31, 2001, we had 2,649,641 ordinary shares issuable upon exercise of outstanding options, and 2,578,161 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

business interruptions could adversely affect our business. Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. In particular, we have operations in the San Francisco Bay Area, an area that is known to be susceptible to the risk of earthquakes. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

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

INTEREST RATE RISK. As of March 31, 2001, we had cash and cash equivalents of $16.3 million which consist of cash and highly liquid short-term investments and a $1.6 million in long tern cash investment. Our investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of March 31, 2001, we had total short term debt of $0.2 million and long-term debt net of current maturities of $0.1 million which bear interest at rates that are linked to LIBOR or the Israeli consumer price index. We also have a revolving, accounts receivable-based, secured credit facility of up to $2.5 million for working capital purposes. Amounts outstanding bear interest at the U.S. prime rate plus 1%. As of March 31, 2001, there were no amounts outstanding under this facility.

ClickSoftware maintains a short-term investment portfolio primarily consisting of corporate debt securities with maturities of twelve months or less. These securities are subject to interest rate risk and will rise and fall in value if market interest rates change. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. ClickSoftware does not expect any material loss with respect to its investment portfolio.

The following table provides information about ClickSoftware investment portfolio, cash, long term debts as of March 31, 2001 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.


                                              YEAR OF MATURITY
                                     2001     2002     2002    AFTER 2003     TOTAL CARRYING VALUE
                                              (dollars in thousands)
Cash and equivalents                 5,050    -        -       -              5,050
  Average interest rate              4.6%     -        -       -              4.6%
Commercial Papers                    1,587    -        -       -              1,587
  Average interest rate              5.1%     -        -       -              -
Corp Bonds                           1,216    -        -       -              1,216
  Average interest rate              5.6%     -        -       -              5.6%
Euro Dollar Bonds                    4,111    -        -       -              4,111
  Average interest rate              5.9%     -        -       -              5.9%
Taxable Auction Securities           1,000    1,600    -       -              2,600
  Average interest rate              5.4%     -        -       -              5.4%
Asset backed Securities              3,306    -        -       -              3,306
  Average interest rate              6.7%     -        -       -              6.7%

Bank Loan                            60       15       -       -              75
  Average interest rate              L+1%     L+1%     -       -              L+1%
N.I.S indexed loans                  12       4        1       -              17
  Average interest rate              9.7%     9.7%     9.7%    -              9.7%

Leases US$                           7        7        8       -              22
  Average interest rate              7.1%     7.1%     7.1%    -              7.1%
Leases GBP                           85       35       12      4              136
  Average interest rate              9.8%     9.3%     5.5%    5.5%           9.2%


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2001.

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


Date:  May 14, 2001