Form 10-Q
period 2001-06-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2001-08-14
CIK 1105841

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

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

                             Yes  X   No
                                -----    -----

         As of June 30, 2000, there were 26,201,118 shares of the Registrant's common stock, par value 0.02 NIS, outstanding.

TABLE OF CONTENTS

--------------------------------------------------------------------------------

10-Q

PART I - FINANCIAL INFORMATION.................................................2
Item I.........................................................................3
Balance Sheet..................................................................3
Income Statement...............................................................4
Cash Flow Statement............................................................5
Table 4........................................................................6
PART II.......................................................................21
ITEM 2........................................................................21
ITEM 3........................................................................22
ITEM 6........................................................................23

EX-10.1

Exhibit 10....................................................................25

                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 2001


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
     (a) Condensed  Consolidated Balance Sheets as of June 30, 2001 and December
         31, 2000...................................................................................3

     (b) Condensed  Consolidated  Statements of Operations for the Three and Six
         Months Ended June 30, 2001 and June 30, 2000...............................................4

     (c) Condensed  Consolidated  Statements  of Cash Flows for Six Months Ended
         June 30, 2001 and June 30, 2000............................................................5

     (d) Notes to Condensed Consolidated Financial Statements.......................................6


Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations.....................................................................6

     Factors That May Affect Future Results........................................................12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................21

Item 2. Changes in Securities and Use of Proceeds..................................................21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................22

Item 6. Exhibits and Reports on Form 8-K...........................................................23

Signatures.........................................................................................24

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2001            2000
                                                                            ---------------  ---------------

ASSETS
Current Assets:
  Cash and cash equivalents                                                       $ 9,387         $ 4,438
  Short-term investments                                                            5,369          16,878
  Trade receivables                                                                 6,564           4,375
  Other receivables and prepaid expenses                                            1,888           1,466
     Total current assets                                                          23,208          27,157

Property and equipment, net                                                         3,846           3,772
Severance pay deposits                                                                572             526


     Total assets                                                                $ 27,626        $ 31,455


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                                                   $  79          $  146
  Accounts payable and accrued expenses                                             3,555           3,274
  Deferred revenues                                                                   102             127
     Total current liabilities                                                      3,741           3,547

LONG-TERM LIABILITIES
  Long-term debt                                                                       64             103
  Accrued severance pay                                                             1,372           1,343
     Total long-term liabilities                                                    1,431           1,446
     Total liabilities                                                              5,172           4,993


SHAREHOLDERS' EQUITY:
Convertible Preferred shares of NIS 0.02 par value:
     Authorized -- 5,000,000 as of December 31, 2000 and June 30,
2001; Issued and outstanding -- none as of December 31, 2000 and June 30, 2001.
                                                                                        -               -
Ordinary shares of NIS 0.02 par value:
    Authorized -- 100,000,000 as of December 31, 2000 and June 30, 2001; Issued
and outstanding -- 26,064,539 as of December 31,2000 and
26,201,118 as of June 30, 2001.                                                       101             100
Additional paid-in capital                                                         69,288          69,169
Deferred compensation                                                               (875)         (1,120)
Accumulated deficit                                                              (46,060)        (41,687)
     Total shareholders' equity                                                    22,454          26,462

     Total liabilities and shareholders' equity                                  $ 27,626        $ 31,455



 See notes to condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                                                      THREE MONTHS ENDED JUNE 30,
                                                                       2001                2000
                                                            ------------------- -------------------
Revenues:
  Software license                                                     $ 2,883             $ 2,960
  Service and maintenance                                                2,161               1,348
                                                            ------------------- -------------------
     Total revenues                                                      5,044               4,308

Cost of revenues:
  Software license                                                         138                  23
  Service and maintenance                                                1,578               1,351
     Total cost of revenues                                              1,716               1,374
                                                            ------------------- -------------------
     Gross profit                                                        3,328               2,934
                                                            ------------------- -------------------

Operating expenses:
  Research and development expenses, net                                   685               1,341
  Sales and marketing expenses                                           3,646               3,164
  General and administrative expenses                                      962                 804
  Share-based compensation                                                  16                 355
                                                            ------------------- -------------------
     Total operating expenses                                            5,309               5,664
                                                            ------------------- -------------------
     Operating loss                                                    (1,981)             (2,730)
Interest and other income, net                                             137                 (6)
                                                            ------------------- -------------------
     Net loss                                                        $ (1,844)           $ (2,736)
                                                            =================== ===================

Basic and diluted net loss per share                                  $ (0.07)            $ (0.14)
                                                            =================== ===================

Shares used in computing basic and diluted net loss per
share                                                               25,096,522          20,266,123
                                                            =================== ===================

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                   2001                2000
                                                            ------------------- -------------------
Revenues:
  Software license                                                     $ 5,986             $ 5,086
  Service and maintenance                                                3,500               2,733
                                                            ------------------- -------------------
     Total revenues                                                      9,486               7,819

Cost of revenues:
  Software license                                                         212                 133
  Service and maintenance                                                2,876               2,564
     Total cost of revenues                                              3,088               2,697
                                                            ------------------- -------------------
     Gross profit                                                        6,398               5,122
                                                            ------------------- -------------------

Operating expenses:
  Research and development expenses, net                                 1,659               2,405
  Sales and marketing expenses                                           7,312               6,338
  General and administrative expenses                                    1,789               1,756
  Reorganization expenses                                                  294                   -
  Share-based compensation                                                 187                 710
                                                            ------------------- -------------------
     Total operating expenses                                           11,241              11,209
                                                            ------------------- -------------------
     Operating loss                                                    (4,843)             (6,087)
Interest and other income, net                                             470                 (1)
                                                            ------------------- -------------------
     Net loss                                                        $ (4,373)           $ (6,088)
                                                            =================== ===================
Basic and diluted net loss per share                                  $ (0.17)            $ (0.31)
                                                            =================== ===================
Shares used in computing basic and diluted net loss per
share                                                               25,037,092          19,884,040
                                                            =================== ===================

            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                      SIX MONTHS ENDED JUNE 30
                                                                       2001             2000
                                                            ------------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (4,373)         $ (6,088)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                            487               309
  Amortization of deferred compensation                                   187               710
  Unrealized gain from investments                                        319                 -
  Severance pay, net                                                     (16)               218
Changes in operating assets and liabilities:
  Trade receivables                                                   (2,189)             (690)
  Other receivables and other prepaid
    expenses                                                            (422)             (503)
  Accounts payable and accrued expenses                                   281               961
  Deferred revenues                                                      (25)             (941)
                                                           ------------------- -----------------
Net cash used in operating activities                                 (5,751)           (6,024)
                                                           ------------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments, net                             11,190                 -
Purchases of equipment                                                  (561)           (1,498)
                                                           ------------------- -----------------
Net cash provided (used) in investing activities
                                                                       10,629           (1,498)
                                                           ------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt                                             (67)             (147)
Repayment of long-term debt                                              (39)              (73)
Net proceeds from issuance of Ordinary
  shares                                                                    -            24,875
Net proceeds from warrants exercised                                        -               579
Employee options exercised                                                177               396
                                                           ------------------- -----------------
Net cash provided by financing activities                                  71            25,630
                                                           ------------------- -----------------

Increase in cash and cash
  equivalents                                                           4,949            18,108
Cash and cash equivalents at beginning of
  period                                                                4,438             7,838
                                                           ------------------- -----------------
Cash and cash equivalents at end of period                            $ 9,387          $ 25,946
                                                           ------------------- -----------------

            See notes to condensed consolidated financial statements.

                         ClickSoftware Technologies Ltd.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (INFORMATION AS OF JUNE 30, 2001 and FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2001 AND JUNE 30, 2000)

1. Condensed Consolidated Financial Statements. The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the interim periods indicated. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2001. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2000 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission.

2. Net Loss Per Share. ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):


                                                                 SIX MONTHS ENDED JUNE 30

                                                                    2001            2000
                                                                    ----            ----

                                                     (in thousands except share data and share numbers)

Net loss attributable to ordinary shareholders                       $ (4,373)      $ (6,088)
Basic and diluted:
  Weighted averages shares used in computing
   basic and diluted net loss per ordinary
                            share
                                                                    25,037,092     19,884,040

  Basic and diluted net loss per ordinary
                            share                                      $(0.17)        $(0.31)
                                                               ================ ==============

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

OVERVIEW

ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") derives revenues from software licensing and service and maintenance fees. Software license revenues are comprised of perpetual or annual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. License fees are based on an initial fee determined by the number of service resources to be scheduled, followed by periodic maintenance fees.

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

We also offer software license pricing structures to our clients which include lower initial license fees followed by monthly payments based on the number of scheduling transactions conducted. To date, however, no significant revenue has been recognized on this basis.

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

In previous years we received grants from the Fund for the Encouragement of Marketing Activities established by the Government of Israel. In return for these grants, we are obligated to pay the Israeli Government royalties as described below. We expect that sales and marketing expenses will increase on an absolute basis over the next quarters as we hire additional sales and marketing personnel, continue to promote our brand, and increase our international sales efforts.

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

Share-based compensation represents the aggregate difference at the date of grant between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Share-based compensation is amortized over the vesting period of the underlying options, generally four years.

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

The effects of foreign currency exchange rates on our results of operations for the three and six months ended June 30, 2000 and 2001 were immaterial.

RESULTS OF OPERATIONS

Our operating results for each of the three and six months ended June 30, 2001 and 2000, expressed as a percentage of revenues are as follows:


                                                                   THREE MONTHS           SIX MONTHS
                                                                     JUNE 30,               JUNE 30,
                                                                 2001       2000       2001       2000
                                                             ------------ --------- ----------- ----------
Revenues:
  Software license                                               57%        69%        63%         65%
  Service and maintenance                                        43%        31%        37%         35%
                                                             ------------ --------- ----------- ----------
     Total revenues                                             100%        100%       100%       100%

Cost of revenues:
  Software license                                               3%          1%         2%         2%
  Service and maintenance                                        31%        31%        30%         33%
     Total cost of revenues                                      34%        32%        33%         34%
                                                             ------------ --------- ----------- ----------
     Gross profit                                                66%        68%        67%         66%
                                                             ------------ --------- ----------- ----------

Operating expenses:
  Research and development expenses, net                         14%        31%        17%         31%
  Sales and marketing expenses                                   72%        73%        77%         81%
  General and administrative expenses                            19%        19%        19%         22%
  Reorganization expenses                                        0%          0%         3%         0%
  Share-based compensation                                       0%          8%         2%         9%
                                                             ------------ --------- ----------- ----------
     Total operating expenses                                   105%        131%       119%       143%
                                                             ------------ --------- ----------- ----------
     Operating loss                                             (39%)      (63%)      (51%)       (78%)
Interest and other income, net                                   3%          0%         5%         0%
                                                             ------------ --------- ----------- ----------
     Net loss                                                   (36%)      (63%)      (46%)       (78%)
                                                             ============ ========= =========== ==========

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES: Company revenues increased $0.7 million or 17% to $5.0 million for the three months ended June 30, 2001 from $4.3 million for the three months ended June 30, 2000.

SOFTWARE LICENSE: Software license revenues were $2.9 million or 57% of total revenues for the three months ended June 30, 2001, and $3.0 million or 69% of total revenues for the three months ended June 30, 2000. The decrease in license revenue was primarily due to fewer licenses sold because the general state of the economy and the general decline of orders in the software sector.

SERVICE AND MAINTENANCE: Service and maintenance revenues were $2.2 million or 43% of revenues for the three months ended June 30, 2001, and $1.3 million or 31% of total revenue in the three months ended June 30, 2000. The increase in service and maintenance revenues was primarily due to the increased professional services fees in connection with implementation for ten of our clients going into production during the second quarter of 2001.

COST OF REVENUES: Cost of revenues were $1.7 million or 34% of revenues for the three months ended June 30, 2001, and $1.4 million or 32% of revenues for the three months ended June 30, 2000. The increase in the cost of revenues on an absolute basis was due to increased professional services fees in connection with implementation clients going into production during the second quarter of 2001.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $138,000 or 3% of total revenues for the three months ended June 30, 2001 and, $23,000 or 1% of revenues for the three months ended June 30, 2000. The increase in the cost of software licenses is due to the costs associated with the sale of third parties' licenses.

COST OF SERVICE AND MAINTENANCE: Cost of service and maintenance revenues was $1.6 million or 31% of revenues for the three months ended June 30, 2001, and $1.4 million or 31% of revenues for the three months ended June 30, 2000.

GROSS PROFIT: Gross profit as a percentage of revenues was 66% for the three months ended June 30, 2001 as compared to 68% for the three months ended June 30, 2000. The decrease in the gross margin is due to the change in the mix between license and services and maintenance revenues.

OPERATING EXPENSES: Total operating expenses were $5.3 million or 105% of revenues for the three months ended June 30, 2001, and $5.7 million or 131% of revenues for the three months ended June 30, 2000. This reduction in operating expenses was due to cost controls implemented during the second quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $685,000 or 14% of revenues for the three months ended June 30, 2001, and $1.3 million or 31% of revenues for the three months ended
June 30, 2000. For the second quarter of 2001 we recognized a research and development grant from Israel's Chief Scientist in the amount of $471,000 compared to none recognized for the three months ended June 30,2000. The decrease in both absolute and percentage terms is primarily due to the recognition of the grant from the Israel's Chief Scientist which was approved for the second quarter of 2001 and is also due to the temporary transfer of R&D software engineers to the Professional Services division to support the implementation process with several European customers.

SALES AND MARKETING EXPENSES: Sales and marketing expenses were $3.6 million or 72% of revenues for the three months ended June 30, 2001, and $3.2 million or 73% of revenues for the three months ended June 30, 2000. The absolute increase in sales and marketing expenses was due to additional sales efforts related to the expansion of our salesforce, which resulted in an increase in personnel related costs as well as additional marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $962,000 or 19% of revenues for the three months ended June 30, 2001, and

$804,000 or 19% of revenues for the three months ended June 30, 2000. We expect general and administrative expenses to decrease as a percentage of revenues.

SHARE-BASED COMPENSATION: Share based compensation for the three months ended June 30, 2001 amounted to $16,000 of previously recorded deferred compensation. Share based compensation for the three months ended June 30, 2000 amounted to $355,000. The decrease in share-based compensation is due to the termination of options associated with the corporate restructuring for the first quarter on 2001.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES: Company revenues increased $1.7 million or 21% to $9.5 million for the six months ended June 30, 2001 from $7.8 million for the six months ended June 30, 2000.

SOFTWARE LICENSE: Software license revenues were $6.0 million or 63% of total revenues for the six months ended June 30, 2001, and $5.1 million or 65% of total revenues for the six months ended June 30, 2000. The increase in license revenue was primarily due new license agreements with several customers for the first quarter of 2001.

SERVICE AND MAINTENANCE: Service and maintenance revenues were $3.5 million or 37% of revenues for the six months ended June 30, 2001, and $2.7 million or 35% of total revenue for the six months ended June 30, 2000. The increase in service and maintenance revenues was primarily due to the increased professional services fees in connection with implementation for new clients going into production during the first part of 2001.

COST OF REVENUES: Cost of revenues were $3.1 million or 33% of revenues for the six months ended June 30, 2001, and $2.7 million or 34% of revenues for the six months ended June 30, 2000. The increase in the cost of revenues on absolute basis was due to increased deployment of clients.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $212,000 or 2% of total revenues for the six months ended June 30, 2001 and, $133,000 or 2% of revenues for the six months ended June 30, 2000. The increase in the cost of software licenses is due to the costs associated with the sale of third parties' licenses.

COST OF SERVICE AND MAINTENANCE: Cost of service and maintenance revenues was $2.9 million or 30% of revenues for the six months ended June 30, 2001, and $2.6 million or 33% of revenues for the six months ended June 30, 2000. The increase in cost of service and maintenance was primarily due to the increased deployment costs resulting from ten of our clients going into production during the second quarter of 2001.

GROSS PROFIT: Gross profit as a percentage of revenues was 67% for the six months ended June 30, 2001 as compared to 66% for the six months ended June 30, 2000.

OPERATING EXPENSES: Total operating expenses were $11.2 million or 119% of revenues for the six months ended June 30, 2001, and $11.2 million or 143% of revenues for the six months ended June 30, 2000. The reduction in operating expenses as a percent of revenues were due to cost controls implemented during the first and second quarter of 2001 and due to increase of revenues by $1.7 from the six months ended June 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $1.7 million or 17% of revenues for the six months ended June 30, 2001, and $2.4 million or 31% of revenues for the six months ended June 30, 2000. For the six months ended June 30, 2001, we recognized a research and development grant from Israel's Chief Scientist in the amount of $637,000. For the six months ended June 30, 2000, we recognized $87,000 of such grant. Additionally, overall research and development costs also declined as a result of the temporary transfer of R&D software engineers to the Professional Services division to support the implementation process with several European customers.

SALES AND MARKETING EXPENSES: Sales and marketing expenses were $7.3 million or 77% of revenues for the six months ended June 30, 2001, and $6.3 million or 81% of revenues for the six months ended June 30, 2000. The absolute increase in sales and marketing expenses was due to additional sales and marketing efforts related to the expansion of our salesforce, which resulted in an increase in personnel related costs as well as additional marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.8 million or 19% of revenues for the six months ended June 30, 2001, and $1.8 million or 22% of revenues for the six months ended June 30, 2000. We expect general and administrative expenses to decrease as a percentage of revenues.

REORGANIZATION EXPENSES: Reorganization expenses were $294,000 or 3% of revenues for the six months ended June 30, 2001. There were no reorganization expenses for the six months ended June 30, 2000.

SHARE-BASED COMPENSATION: Share based compensation for the six months ended June 30, 2001 amounted to $0.2 million of previously recorded deferred compensation. Share based compensation for the six months ended June 30, 2000 amounted to $0.7 million. The decrease in share based compensation is due to the to termination of options associated with the corporate restructuring for the first quarter on 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 we had cash and cash equivalents of $9.4 million and short-term investments of $5.4 million for a total of $14.8 million.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net cash used in operating activities primarily consisted of net losses in addition to increases in trade receivables and prepaid expenses, partially offset by increases in accounts payable, accrued liabilities, amortization of deferred compensation, non-cash compensation expenses, depreciation and amortization, as applicable. For the six months ended June 30, 2001, cash used in operations was $5.8 million, comprised of our net loss of $4.4 million, an increase in trade receivables of $2.2 million, increase in other receivables of $0.4 million, increase in accounts payable of $0.3 million, decrease in deferred revenue of $25,000, partially offset by non-cash charges of $1.0 million. For the six months ended June 30, 2000, cash used in operations was $6.0 million, comprised of our net loss of $6.1 million, a decrease in trade receivables of $0.7 million, increase in other receivables of $0.5 million, increase in accounts payable of $1.0 million, decrease in deferred revenue of $0.9 million, partially offset by non-cash charges of $1.2 million.

Net cash provided in investing activities for the six months ended June 30, 2001 was $10.6 million, of which $11.2 million was provided from short-term investments and $0.6 invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities the six months ended June 30, 2000 was $1.5 million which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

Net cash provided by financing activities during the six months ended June 30, 2001 was $71,000 and $25.6 million for the six months ended June 30, 2000. In June 2000, the Company completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $28.3 million (net of underwriters discount and issuance expenses).

As of June 30, 2001 we had outstanding trade receivables of approximately $6.6 million. Our trade receivables typically have 30 to 60 day terms; although we have also negotiated longer payment plans with some of our clients. As of June 30, 2001 our DSO (Days Sales Outstanding) was 117 days.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $4.8 million related to research and development and $707,000 related to marketing activities. As of June 30, 2001, we have paid or accrued royalties related to these funds in the amount of $1.8 million.

We have a $1.0 million unsecured line of credit with an Israeli bank. No amounts were outstanding under this line of credit as of June 30, 2001.

The Company also has an aggregate of $143,000 in term loans relating to borrowings for working capital. We have a loan in US Dollars bearing an interest rate of LIBOR plus 1% and a loan in New Israeli Shekels linked to the Israeli CPI, currently bearing an interest rate of 9.7%. Additional loans are in British Pounds bearing an average interest rate of 6.5%.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $934,000 and secures our performance pursuant to projects with the Government of Israel. Additionally, Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease.

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

RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK FOR THE YEAR 2001 MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Predictions for the general economy for 2001 indicate uncertain economic conditions. Weak economic conditions may cause a reduction in information technology spending generally. Consequently, there may be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner that may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

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

OUR SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD. To date, our customers have taken typically from three months to nine months, to evaluate our offering before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products typically takes two to six months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. Historically, a significant part of our sales in any given quarter occur in the last two weeks of the quarter; if sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW

OUR BUSINESS AND INCREASE REVENUES. We are expanding our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. In addition to normal turnover of personnel, we are attempting to expand our direct sales force in North America. As of June 30, 2001, we employed 56 individuals in our sales and marketing organizations. Because 27 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. In addition, we might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE IMPAIRED. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. Mr. Shimon Rojany, our CFO, has announced his upcoming retirement. Mr. Rojany is committed to continuing his services for as long as required to ensure a smooth transition. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with, among others, Dr. BenBassat, Mr. Rojany, and Mr. Corey Leibow, our Chief Operating Officer. Although these agreements request sixty days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete. The Company, however, has demonstrated its ability to expand its key personnel by offering competitive compensation packages.

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

FAILURE TO FULLY DEVELOP OR MAINTAIN KEY BUSINESS RELATIONSHIPS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL LICENSES WHICH COULD DECREASE OUR REVENUES AND INCREASE OUR SALES AND MARKETING COSTS. We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain business relationships with software vendors, resellers, systems integrators, distribution partners and customers. If we fail to continue developing these relationships, our growth could be limited. We have entered into agreements with third parties relating to the integration of our products with their product offerings, distribution, reselling and consulting. We are deriving revenues from these agreements but we may not be able to derive significant revenues in the future from these agreements. In addition, our growth may be limited if prospective clients do not accept the solutions offered by our strategic partners.

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

OUR PRODUCTS COULD BE SUSCEPTIBLE TO ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, LIABILITY OR DELAYED OR LIMITED MARKET ACCEPTANCE. Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, some of our products have contained errors and defects that have delayed implementation or required us to expend additional resources to correct the problems. Despite internal testing and testing by current and potential clients, and despite the history of use by our installed base of customers, our current and future products may contain as yet undetected serious defects or errors. Any such defects or errors could result in lost revenues, liability or a delay in market acceptance of these products, any of which would have a material adverse effect on our business, operating results and financial condition.

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

FUTURE ACQUISITIONS MAY RESULT IN DILUTION TO OUR CURRENT SHAREHOLDERS. In the future we may acquire complementary business through the issuance of additional ordinary shares. Additional issuances of ordinary shares could decrease the value of our ordinary shares and reduce the net tangible book value per share. Consequently, an acquisition in which we issue additional shares could actually decrease the value of your investment in ClickSoftware. As of the date of this statement, we have neither begun discussions nor entered an agreement to make any material acquisition that would result in the issuance of additional shares.

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

WE ARE SUBJECT TO A RECENTLY ADOPTED NEW COMPANIES LAW WHICH HAS NOT YET BEEN INTERPRETED. Because we are incorporated under the laws of the State of Israel, the Companies Law of Israel which became effective on February 1, 2000 will govern your rights as a shareholder. Certain obligations and fiduciary duties of directors, officers and shareholders under the new Companies Law are new and have not been interpreted or reviewed by the Israeli courts. In addition, not all of the regulations have been promulgated to date. As a result, our shareholders may have more difficulty and uncertainty in protecting their interests in the case of actions by our directors, officers or controlling shareholders or third parties than would shareholders of a corporation incorporated in a state or other jurisdiction in the United States.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of June 30, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 33.8% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of June 30, 2001, we had 26,201,118 ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of June 30, 2001, we had 2,491,350 ordinary shares issuable upon exercise of outstanding options, and 2,691,457 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED. We believe that our current cash balances will be sufficient to fund our expenses until we reach profitability. However, we cannot assure you that we will attain sufficient revenues to achieve or maintain profitability, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers. We may need to raise additional capital to finance our operations or for strategic purposes, and we may do so by selling additional equity or debt securities or by increasing the size of our credit facility. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights; preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results. If the economy continues to weaken or, for any other reason, we are unable to meet our business goals, we may have to raise additional funds to respond to business contingencies and may include the need to:

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

INTEREST RATE RISK. As of June 30, 2001, we had cash and cash equivalents of $14.8 million which consist of cash and highly liquid short-term investments. Our investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2001, we had total short-term debt of $79,000 and long-term debt net of current maturities of $64,000 which bear interest at rates that are linked to LIBOR or the Israeli consumer price index or Gbp. We also have a revolving, accounts receivable-based, secured credit facility of up to $2.5 million for working capital purposes. Amounts outstanding bear interest at the U.S. prime rate plus 1%. As of June 30, 2001, there were no amounts outstanding under this facility.

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

The  following  table  provides   information  about  ClickSoftware   investment
portfolio, cash, long term debts as of June 30, 2001 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                     YEAR OF MATURITY
                            2001     2002    2002   AFTER 2003    TOTAL CARRYING VALUE
                                     (dollars in thousands)
Cash and equivalents        7,142    -       -      -             7,142
  Average interest rate     3.9%     -       -      -             3.9%
Commercial Papers           1,17517  -       -      -             1,175
  Average interest rate     3.75%    -       -      -             3.75%
Corp Bonds                  1,207    -       -      -             1,207
  Average interest rate     5.5%     -       -      -             5.5%
Euro Dollar Bonds           1,118    -       -      -             1,118
  Average interest rate     4.0%     -       -      -             4.0%
Taxable Auction Securities  1,6000   -       -      -             1,600
  Average interest rate     3.9%     -       -      -             3.9%%
Asset backed Securities     2,007    507     -      -             2,514
  Average interest rate     3.8%     3.7%    -      -             3.75%

Bank Loan                   30       30      -      -             60
  Average interest rate     L+1%     L+1%    -      -             L+1%
N.I.S indexed loans         7        5       2      -             14
  Average interest rate     9.7%     9.7%    9.7%   -             9.7%

Leases US$                  5        7       8      -             20
  Average interest rate     7.1%     7.1%    7.1%   -             7.1%
Leases GBP                  22       21      6      -             49
  Average interest rate     6.5%     6.5%    6.5%   6.5%          6.5%


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to products, markets, and future results of operations and profitability, and may include implied statements concerning market acceptance of our products, and our growing leadership role in the marketplace. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth herein, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. ClickSoftware undertakes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit Index

         Exhibit Number   Description

         10.1             Lease made on January 21, 2000 by and
                          between WTA Campbell Technology Park
                          LLC and the Company.


(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2001.

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


Date:  August 14, 2001