Form 10-Q
period 2001-09-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2001-11-13
CIK 1105841

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          ------------------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR

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

                                  Yes X  No
                                     ---   ---

     As of September 30, 2001, there were 26,180,191 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding.


                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 2001


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     (a) Condensed Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000.................................................................................................   3

     (b) Condensed Consolidated Statements of Operations for the three and nine
         months ended September 30, 2001 and September 30, 2000............................................................   4

     (c) Condensed Consolidated Statements of Cash Flows for nine months ended
         September 30, 2001 and September 30, 2000.........................................................................   5

     (d) Notes to Condensed Consolidated Financial Statements..............................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......................................................  24


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................................  26

Item 2. Changes in Securities and Use of Proceeds..........................................................................  26

Item 4. Submission of Matters to a Vote of Security Holders................................................................  26

Item 6. Exhibits and Reports on Form 8-K...................................................................................  27

Signatures.................................................................................................................  29

                                       2

PART I--FINANCIAL INFORMATION
ITEM 1. Financial Statements

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                   September 30,                         December 31,
                                                                       2001                                  2000
                                                          --------------------------------     ----------------------------------
ASSETS                                                              (Unaudited)
                                                          --------------------------------     ----------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                            $ 10,004                           $    4,438
Short-term investments                                                  2,088                               16,878
Trade receivables                                                       4,664                                4,375
Other receivables and prepaid expenses                                  1,908                                1,466
                                                          --------------------------------     ----------------------------------
          Total current assets                                         18,664                               27,157

Property and equipment, net                                             3,646                                3,772
Severance pay deposits                                                    593                                  526
                                                          --------------------------------     ----------------------------------

          Total assets                                               $ 22,903                           $   31,455
                                                          ================================     ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt                                                     $      61                           $      146
Accounts payable and accrued expenses                                   2,741                                3,274
Deferred revenues                                                         227                                  127
                                                          --------------------------------     ----------------------------------
       Total current liabilities                                        3,029                                3,547
                                                          --------------------------------     ----------------------------------

LONG-TERM LIABILITIES
   Long-term debt                                                          57                                  103
   Accrued severance pay                                                1,399                                1,343
                                                          --------------------------------     ----------------------------------
       Total long-term liabilities                                      1,456                                1,446
                                                          --------------------------------     ----------------------------------
       Total liabilities                                                4,485                                4,993
                                                          --------------------------------     ----------------------------------

SHAREHOLDERS' EQUITY:
Preferred shares of NIS 0.02 par value:
   Authorized -- 5,000,000 as of December 31, 2000
   and September 30, 2001; Issued and outstanding --
   none as of December 31, 2000 and September 30, 2001.                     -                                    -
                                                                            -                                    -
Ordinary shares of NIS 0.02 par value:
   Authorized -- 100,000,000 as of December 31, 2000 and
   September 30, 2001; Issued -- 26,064,539 shares as of
   December 31, 2000 and 26,202,191 as of September 30,
   2001.  Outstanding-- 26,064,539 shares as of December
   31, 2000 and 26,180,191 shares as of September 30,
   2001.                                                                  101                                  100


Additional paid-in capital                                             69,104                               69,169
Deferred compensation                                                    (555)                              (1,120)
Treasury shares - 22,000 shares at cost as of
   September 30, 2001, none as of December 31,
   2000.                                                                (25)                                   -
Accumulated deficit                                                   (50,207)                             (41,687)
                                                          --------------------------------     ----------------------------------
       Total shareholders' equity                                      18,418                               26,462
                                                          --------------------------------     ----------------------------------
Total liabilities and shareholders' equity                          $  22,903                           $   31,455
                                                          ================================     ==================================

            See notes to condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 2001             2000          2001           2000
                                                        ------------------------------------------------------------------
Revenues:
  Software license                                            $      1,042     $     3,320    $      7,028  $       8,406
  Service and maintenance                                            1,697           1,469           5,197          4,202
                                                        ------------------------------------------------------------------
     Total revenues                                                  2,739           4,789          12,225         12,608
                                                        ------------------------------------------------------------------
Cost of revenues:
  Software license                                                      95             117             307            250
  Service and maintenance                                            1,292           1,353           4,168          3,917
                                                        ------------------------------------------------------------------
     Total cost of revenues                                          1,387           1,470           4,475          4,167
                                                        ------------------------------------------------------------------
     Gross profit                                                    1,352           3,319           7,750          8,441
                                                        ------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                               801             941           2,460          3,346
  Sales and marketing expenses                                       3,099           3,443          10,411          9,782
  General and administrative expenses                                1,575             838           3,364          2,595
  Reorganization expenses                                                0               0             294             0-
                                                        ------------------------------------------------------------------
  Share-based compensation                                             134             277             321            987
                                                        ------------------------------------------------------------------
     Total operating expenses                                        5,609           5,499          16,850         16,710
                                                        ------------------------------------------------------------------
     Operating loss                                                (4,257)         (2,180)         (9,100)        (8,269)
Interest and other income, net                                         110             329             580            328
                                                        ------------------------------------------------------------------
     Net loss                                                 $    (4,147)    $     (1,851) $      (8,520)  $     (7,941)

                                                        ------------------------------------------------------------------
Basic and diluted net loss per share                          $     (0.16)    $      (0.07) $       (0.34)  $      (0.37)

Shares used in computing basic and diluted
  net loss per share                                           25,154,690      24,699,121      25,070,748     21,554,795

            See notes to condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                    NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30
                                                                                                2001                 2000
                                                                                        -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                           $ (8,520)             $ (7,941)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                                           719                   457
  Amortization of deferred compensation                                                                  321                   987
  Unrealized gain from investments                                                                       319                 (426)
  Severance pay, net                                                                                    (11)                   349
Changes in operating assets and liabilities:
  Trade receivables                                                                                    (289)               (2,424)
  Other receivables and other prepaid
    expenses                                                                                           (442)                 (658)
  Accounts payable and accrued expenses                                                                (533)                   142
  Deferred revenues                                                                                      100                 (861)
                                                                                        -------------------------------------------
Net cash used in operating activities                                                                (8,336)              (10,375)
                                                                                        -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (investment in) short term investments, net                                             14,471              (15,092)
Purchases of equipment                                                                                 (593)               (2,153)
                                                                                        -------------------------------------------
Net cash provided by (used in) investing activities                                                   13,878              (17,245)
                                                                                        -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt                                                                            (85)                 (169)
Repayment of long-term debt                                                                             (46)                  (99)
Net proceeds from issuance of Ordinary
  shares                                                                                                   -                28,344
Net proceeds from warrants exercised                                                                       -                   579
Purchase of treasury stock                                                                              (25)                     -
Employee options exercised                                                                               180                   459
                                                                                        -------------------------------------------
Net cash provided by financing activities                                                                 24                29,114
                                                                                        -------------------------------------------
Increase in cash and cash
  equivalents                                                                                          5,566                 1,494
Cash and cash equivalents at beginning of
  period                                                                                               4,438                 7,838
                                                                                        -------------------------------------------
Cash and cash equivalents at end of period                                                          $ 10,004               $ 9,332
                                                                                        ===========================================


            See notes to condensed consolidated financial statements.
                                       5

                         ClickSoftware Technologies Ltd.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS
                                     ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000)

1. Condensed Consolidated Financial Statements. The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the interim periods indicated. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2001. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2000 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission.

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

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30
                                                                                  2001            2000
                                                          (in thousands except share data and share numbers)

         Net loss attributable to ordinary shareholders                                (8,520)        (7,941)
         Basic and diluted:
            Weighted average shares used in computing
             basic and diluted net loss per ordinary
             share
                                                                                   25,070,748     21,554,795

          Basic and diluted net loss per ordinary
             share                                                                     (0.34)         (0.37)
                                                                           ==================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

OVERVIEW

ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") derives revenues from software licensing, service and maintenance fees. Software license revenues are comprised of perpetual or annual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. License fees are based on an initial fee determined by the number of service resources to be scheduled, followed by periodic maintenance fees.

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

We believe that as our client base reaches maturity, and as existing clients purchase additional licenses, the trend of percentage of revenues derived from license fees will increase as a percentage of revenues while the percentage of revenues derived from service and maintenance fees will increase on an absolute basis but decrease as a percentage of revenues as compared to historic periods.

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

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities, bad debt expenses, legal, and directors and officers liability insurance.

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

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expense is incurred in New Israeli Shekels ("NIS") and a significant portion of our revenues and expenses are incurred in British Pounds and the Euro. The results of our operations are subject to fluctuations in these exchange rates that are influenced by various global economic factors, including inflation rates and economic growth within each nation.

The effects of foreign currency exchange rates on our results of operations for the three and nine months ended September 30, 2000 and 2001 were immaterial.

RESULTS OF OPERATIONS

Our operating results for each of the three and nine months ended September 30, 2001 and 2000, expressed as a percentage of revenues are as follows:

                                                               ------------------------------------------------------------
                                                                          THREE MONTHS                  NINE MONTHS
                                                                        ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                               ------------------------------------------------------------
                                                                         2001          2000            2001           2000
                                                               ------------------------------------------------------------
Revenues:
  Software license                                                       38%            69%             57%            67%
  Service and maintenance                                                62%            31%             43%            33%
                                                               ------------------------------------------------------------
     Total revenues                                                     100%           100%            100%           100%
Cost of revenues:
  Software license                                                        3%             2%              3%             2%
  Service and maintenance                                                47%            29%             34%            31%
     Total cost of revenues                                              50%            31%             37%            33%
                                                               ------------------------------------------------------------
     Gross profit                                                        50%            69%             63%            67%
                                                               ------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                                 29%            20%             20%            27%
  Sales and marketing expenses                                          113%            72%             85%            77%
  General and administrative expenses                                    58%            17%             28%            21%
  Reorganization expenses                                                  -              -              2%              -
  Share-based compensation                                                5%             6%              3%             8%
                                                               ------------------------------------------------------------
     Total operating expenses                                           205%           115%            138%           133%
                                                               ------------------------------------------------------------
     Operating loss                                                   (155%)          (46%)           (75%)          (66%)
Interest and other income, net                                           4%             7%              5%             3%
                                                               ------------------------------------------------------------
     Net loss                                                         (151%)          (39%)           (70%)          (63%)
                                                               ============================================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES: Company revenues decreased $2.1 million or 43% to $2.7 million for the three months ended September 30, 2001 from $4.8 million for the three months ended September 30, 2000. This decrease was the result of the general economic conditions and extraordinary events occurring at the end of the third quarter.

SOFTWARE LICENSE: Software license revenues were $1.0 million or 38% of total revenues for the three months ended September 30, 2001, and $3.3 million or 69% of total revenues for the three months ended September 30, 2000. The decrease in software license revenues was the result of delays in domestic and international opportunities during the last three weeks of September due to the extraordinary events occurring on September 11th, 2001.

SERVICE AND MAINTENANCE: Service and maintenance revenues were $1.7 million or 62% of revenues for the three months ended September 30, 2001, and $1.5 million or 31% of total revenue in the three months ended September 30, 2000. The increase in service and maintenance revenues was primarily due to an increase in professional services fees in connection with implementations performed for clients going into production during the third quarter of 2001.

COST OF REVENUES: Cost of revenues were $1.4 million or 50% of revenues for the three months ended September 30, 2001, and $1.5 million or 31% of revenues for the three months ended September 30, 2000. The decrease in the cost of revenues on an absolute basis was primarily due to the decrease in the amount of costs associated with the decrease in third party license revenues in the third quarter.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $95,000 or 3% of total revenues for the three months ended September 30, 2001 and, $117,000 or 2% of revenues for the three months ended September 30, 2000. The decrease in the cost of software licenses is due to the fewer sales of licenses that resulted in fewer sales of third parties' licenses.

COST OF SERVICE AND MAINTENANCE: Cost of service and maintenance revenues was $1.3 million or 47% of revenues for the three months ended September 30, 2001, and $1.4 million or 29% of revenues for the three months ended September 30, 2000. The decrease in the cost of service and maintenance on an absolute basis was primarily due to service improvements reducing implementation time associated with our product.

GROSS PROFIT: Gross profit as a percentage of revenues was 50% for the three months ended September 30, 2001 as compared to 69% for the three months ended September 30, 2000. The decrease in the gross profit is due to the decrease in license revenues.

OPERATING EXPENSES: Total operating expenses were $5.6 million or 205% of revenues for the three months ended September 30, 2001, and $5.5 million or 115% of revenues for the three months ended September 30, 2000. The increase in operating expenses was primarily due to the increase in the provision for doubtful accounts amounting to $900,000.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $800,000 or 29% of revenues for the three months ended September 30, 2001, and $900,000 or 20% of revenues for the three months ended
September 30, 2000. For the third quarter of 2001 we recognized a research and development grant from Israel's Chief Scientist in the amount of $300,000 compared to $500,000 recognized for the three months ended September 30, 2000. The decrease in absolute basis is due to cost controls implemented during the nine months ended September 30, 2001 and is also due to the temporary transfer of R&D software engineers to professional services to support the implementation process with several European customers.

SALES AND MARKETING EXPENSES: Sales and marketing expenses were $3.1 million or 113% of revenues for the three months ended September 30, 2001, and $3.4 million or 72% of revenues for the three months ended September 30, 2000. The absolute decrease in sales and marketing expenses was due to cost controls implemented during the year of 2001 as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.6 million or 58% of revenues for the three months ended September 30, 2001, and $800,000 or 17% of revenues for the three months ended September 30, 2000. The absolute increase in general and administrative expenses was due primarily to increase in the provision for doubtful accounts amounting to $900,000.

SHARE-BASED COMPENSATION: Share based compensation for the three months ended September 30, 2001 amounted to $100,000 of previously recorded deferred compensation. Share based compensation for the three months ended September 30, 2000 amounted to $300,000. The decrease in share-based compensation is due to termination of options associated with the corporate restructuring during the first quarter on 2001. Additionally, the amortization of the share-based compensation progressively decreases over the three-year amortization period.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES: Company revenues decreased $400,000 or 3% to $12.2 million for the nine months ended September 30, 2001 from $12.6 million for the nine months ended September 30, 2000. This decrease was the result of the general economic conditions and extraordinary events occurring at the end of the third quarter.

SOFTWARE LICENSE: Software license revenues were $7.0 million or 57% of total revenues for the nine months ended September 30, 2001, and $8.4 million or 67% of total revenues for the nine months ended September 30, 2000. The decrease in software license revenues was the result of delays in domestic and international opportunities during the last three weeks of September.

SERVICE AND MAINTENANCE: Service and maintenance revenues were $5.2 million or 43% of revenues for the nine months ended September 30, 2001, and $4.2 million or 33% of total revenue for the nine months ended September 30, 2000. The increase in service and maintenance revenues was primarily due to the increased professional services fees in connection with implementation for new clients going into production during the nine months ended September 30, 2001.

COST OF REVENUES: Cost of revenues were $4.5 million or 37% of revenues for the nine months ended September 30, 2001, and $4.2 million or 33% of revenues for the nine months ended September 30, 2000. The increase in the cost of revenues on an absolute and percentage basis was due to the increase in service and maintenance revenues as a percentage of total revenues.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $307,000 or 3% of total revenues for the nine months ended September 30, 2001 and, $250,000 or 2% of revenues for the nine months ended September 30, 2000. The small increase in the cost of software licenses is due to the costs associated with the increase in sales of higher cost third parties' licenses.

COST OF SERVICE AND MAINTENANCE: Cost of service and maintenance revenues was $4.2 million or 34% of revenues for the nine months ended September 30, 2001, and $3.9 million or 31% of revenues for the nine months ended September 30, 2000. The increase in cost of service and maintenance was primarily due to the increased amount of services performed for a larger number of clients that went into production during the nine months ended September 31 of 2001.

GROSS PROFIT: Gross profit as a percentage of revenues was 63% for the nine months ended September 30, 2001 as compared to 67% for the nine months ended September 30, 2000. The decrease in the gross profit is due to the change in the mix between license and services and maintenance revenues.

OPERATING EXPENSES: Total operating expenses were $16.9 million or 138% of revenues for the nine months ended September 30, 2001, and $16.7 million or 133% of revenues for the nine months ended September 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $2.5 million or 20% of revenues for the nine months ended September 30, 2001, and $3.3 million or 27% of revenues for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, we recognized a research and development grant from Israel's Chief Scientist in the amount of $1.0 million. For the nine months ended September 30, 2000, we recognized $0.6 million of such grant. Research and development costs declined as a result of cost controls implemented during the nine months ended in September 30, 2001.

SALES AND MARKETING EXPENSES: Sales and marketing expenses were $10.4 million or 85% of revenues for the nine months ended September 30, 2001, and $9.8 million or 77% of revenues for the nine months ended September 30, 2000. The absolute increase in sales and marketing expenses was due to the additional sales and marketing costs related to the restructuring of our salesforce.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3.4 million or 28% of revenues for the nine months ended September 30, 2001, and $2.6 million or 21% of revenues for the nine months ended September 30, 2000. The absolute increase in general and administrative expenses was primarily due to the increase in the provision for doubtful accounts amounting to $1.2 million.

REORGANIZATION  EXPENSES:  Reorganization  expenses  were $0.3  million or 2% of
revenues  for  the  nine  months  ended  September  30,  2001.   There  were  no
reorganization expenses for the nine months ended September 30, 2000.

SHARE-BASED COMPENSATION: Share based compensation for the nine months ended September 30, 2001 amounted to $300,000 of previously recorded deferred compensation. Share based compensation for the nine months ended September 30, 2000 amounted to $1.0 million. The decrease in share-based compensation is due to termination of options associated with the corporate restructuring during the first quarter on 2001. Additionally, the amortization of the share-based compensation progressively decreases over the three-year amortization period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 we had cash and cash equivalents of $10.0 million and short-term investments of $2.1 million for a total of $12.1 million.

From inception through our IPO on September 22, 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net cash used in operating activities primarily consisted of net losses in addition to increases in trade receivables, prepaid expenses and decreases in accounts payable, partially offset by amortization of deferred compensation and depreciation, as applicable. For the nine months ended September 30, 2001, cash used in operations was $8.3 million, comprised of our net loss of $8.5 million, an increase in trade receivables of $289,000, an increase in other receivables of $442,000, a decrease in accounts payable of $533,000, an increase in deferred revenue of $100,000, partially offset by non-cash charges of $1.3 million. For the nine months ended September 30, 2000, cash used in operations was $10.4 million, comprised of our net loss of $7.9 million, an increase in trade receivables of $2.4 million, an increase in other receivables of $658,000, an increase in accounts payable of $142,000, a decrease in deferred revenue of $861,000, partially offset by non-cash charges of $1.4 million.

Net cash provided from investing activities for the nine months ended September 30, 2001 was $13.9 million, of which $14.5 million was provided from the sale of short-term investments and $593,000 was invested primarily in purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities for the nine months ended September 30, 2000 was $17.2 million, of which $15.1 million was used to purchase short-term investments and $2.2 million was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

Net cash provided by financing activities during the nine months ended September 30, 2001 was $23,000 and $29.1 million for the nine months ended September 30, 2000. In June 2000, the Company completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $28.3 million (net of underwriters discount and issuance expenses).

As of September 30, 2001 we had outstanding trade receivables of approximately $4.7 million. Our trade receivables typically have 30 to 90 day terms, although we have also negotiated longer payment plans with some of our clients. Current economic conditions have increased the difficulties in collecting accounts receivables and the typical collection period has lengthened. As of September 30, 2001 our DSO (Day Sales Outstanding) was 153 days, an increase of 36 days from 117 at June 30,2001

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $4.8 million related to research and development and $707,000 related to marketing activities. As of September 30, 2001, we have paid or accrued royalties related to these funds in the amount of $1.9 million.

We have a $1.0 million unsecured line of credit with an Israeli bank. No amounts were outstanding under this line of credit as of September 30, 2001.

The Company also has an aggregate of $118,000 in term loans relating to borrowings for working capital. We have a loan in US Dollars bearing an interest rate of LIBOR plus 1% and a loan in New Israeli Shekels linked to the Israeli CPI, currently bearing an interest rate of 9.7%. Additional loans are in British Pounds bearing an average interest rate of 6.25%, and US dollar loan bearing interest rate of 7.1%.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $695,000 and secures our performance pursuant to projects with the Government of Israel. Additionally, Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We intend to continue investing significant resources in our sales and marketing and research and development operations in the future. We believe that our current cash balance will be sufficient to fund our expenses until we reach profitability.

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

RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Current predictions for the general economy indicate uncertain economic conditions. Weak economic conditions may cause a reduction in information technology spending generally. Consequently, there may be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner that may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

     *    the volume and timing of customer orders;
     * internal budget constraints and approval processes of our current and prospective clients;
     *    the length, unpredictability of our sales cycle;
     * the mix of revenue generated by product licenses and professional services;
     *    the mix of revenue between domestic and foreign sources;
     * announcements or introductions of new products or product enhancements by us or our competitors;
     * changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;

     *    timing and amount of sales and marketing expenses;
     *    changes in our business and partner relationships;
     * technical difficulties or "bugs" affecting the operation of our software;
     *    foreign currency exchange rate fluctuations; and
     *    general economic conditions.


FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSLY AFFECT OUR PROFITABILITY. Historically, all of our operating revenue has come from sales of, and services related to, our ClickSchedule product and our ClickFix product, to clients seeking application software that enables efficient provisioning of services in enterprise environments.

During the year ended December 31, 2000, we introduced three products that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. The growth of our company depends in part on the development of market acceptance of these products. We have no guarantee that the sales of these products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our new products would have a material adverse effect on our business and operating results.

OUR SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD. To date, our customers have taken typically from three months to nine months to evaluate our offering before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products typically takes two to six months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. Historically, a significant part of our sales in any given quarter occur in the last two weeks of the quarter; if sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We are expanding our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. In addition to normal turnover of personnel, we are attempting to expand our direct sales force in North America. As of September 30, 2001, we employed 51 individuals in our sales and marketing organizations. Because 17 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. In addition, we might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE IMPAIRED. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. At the beginning of 2001, Mr. Shimon Rojany, our CFO, announced his plan to retire, but has recently decided to indefinitely withdraw his retirement plans. Mr. Rojany is committed to continue his employment with the Company. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with, among others, Dr. BenBassat, Mr. Rojany, and Mr. Corey Leibow, our Chief Operating Officer. Although these agreements request sixty days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete.

IF WE FAIL TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION, WE MAY NOT BE ABLE TO SERVICE ADDITIONAL CLIENTS AND INSTALL ADDITIONAL LICENSES. We cannot be certain that we can attract or retain a sufficient number of highly qualified professional services personnel to meet our business needs. Clients that license our software typically engage our professional services organization to assist with the installation and operation of our software applications. Our professional services organization also provides assistance to our clients related to the maintenance, management and expansion of their software systems. Growth in licenses of our software will depend in part on our ability to provide our clients with these services. In addition, we will be required to expand our professional services organization to enable us to continue to support our existing installed base of customers. As a result, we plan to increase the number of our service personnel in order to meet these needs. Competition for qualified services personnel with the relevant knowledge and experience is intense, and we may not be able to attract and retain necessary personnel. If we were not able to grow our professional services organization, our ability to expand our service business would be limited. In addition, we could experience delays in recognizing revenue if our professional services group fails to complete implementations in a timely manner.

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

FAILURE TO FULLY DEVELOP OR MAINTAIN KEY BUSINESS RELATIONSHIPS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL LICENSES THAT COULD DECREASE OUR REVENUES AND INCREASE OUR SALES AND MARKETING COSTS. We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain business relationships with software vendors, resellers, systems integrators, distribution partners and customers. If we fail to continue developing these relationships, our growth could be limited. We have entered into agreements with third parties relating to the integration of our products with their product offerings, distribution, reselling and consulting. We are currently deriving revenues from these agreements but we may not be able to derive significant revenues in the future from these agreements. In addition, our growth may be limited if prospective clients do not accept the solutions offered by our strategic partners.

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES. Our market is characterized by rapid technological change; dynamic client needs and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. For example, we offer Windows NT versions of our products due to the market acceptance of Windows NT over the last several years. While we interface smoothly with UNIX systems, we currently do not provide UNIX versions of our software. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and continue to make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future that could impair our revenue and operating results.

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

WE ARE INCORPORATED IN ISRAEL AND HAVE IMPORTANT FACILITIES AND RESOURCES LOCATED IN ISRAEL, WHICH COULD BE NEGATIVELY AFFECTED DUE TO MILITARY OR POLITICAL TENSIONS. We are incorporated under the laws of the State of Israel and our research and development facilities as well as significant executive offices are located in Israel. Although substantial portions of our sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since September 2000, a continuous armed conflict with the Palestinian authority has been taking place.

Despite our history of avoiding adverse effects, in the future we could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Several Arab countries still restrict business with Israeli companies, which may limit our ability to make sales in those countries. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

WE ARE SUBJECT TO A RECENTLY ADOPTED NEW COMPANIES LAW, WHICH HAS NOT YET BEEN INTERPRETED. Because we are incorporated under the laws of the State of Israel, the Companies Law of Israel, which became effective on February 1, 2000, will govern your rights as a shareholder. Certain obligations and fiduciary duties of directors, officers and shareholders under the new Companies Law are new and have not been interpreted or reviewed by the Israeli courts. In addition, not all of the regulations have been promulgated to date. As a result, our shareholders may have more difficulty and uncertainty in protecting their interests in the case of actions by our directors, officers or controlling shareholders or third parties than would shareholders of a corporation incorporated in a state or other jurisdiction in the United States.

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK. Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro will increase. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 2000, 27% of our costs were incurred in NIS. We are also experiencing a growth in revenue and expenses in Israel, and we anticipate recognizing revenue from other international sources. Presently our risk to foreign currency fluctuations is minimal, but if our foreign accounts receivable balances increase, the risk will increase. We cannot assure that we will be able to adequately protect ourselves against such risk.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of September 30, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 33.8% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of September 30, 2001, we had 26,180,191 (net of 22,000 shares held in treasury), ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of September 30, 2001, we had 2,862,248 ordinary shares issuable upon exercise of outstanding options, and 2,321,274 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR UNITED STATES SHAREHOLDERS WILL BE SUBJECT TO ADVERSE TAX CONSEQUENCES. If, for any taxable year, our passive income, or our assets that produce passive income, exceeds specified levels, we may be characterized as a passive foreign investment company for United States federal income tax purposes. We do not currently anticipate that this will happen, but, if it does, our shareholders will be subject to adverse United States tax consequences. Prospective investors should consult with their own tax advisors with respect to the tax consequences applicable to them of investing in our ordinary shares.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS. Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. In particular, we have operations in the San Francisco Bay Area, an area that is known to be susceptible to the risk of earthquakes. We do not have a detailed disaster recovery plan. Our facilities in the State of California have been subject to electrical blackouts as a consequence of recent shortages of available electrical power. In the event these blackouts resume or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

INTEREST RATE RISK. As of September 30, 2001, we had cash and cash equivalents of $12.1 million that consist of cash and highly liquid short-term investments. Our investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 2001, we had total short-term debt of $61,000 and long-term debt net of current maturities of $57,000 that bear interest at rates that are linked to LIBOR or the Israeli consumer price index or GBP. We also have a revolving, accounts receivable-based, secured credit facility of up to $2.5 million for working capital purposes. Amounts outstanding bear interest at the U.S. prime rate plus 1%. As of September 30, 2001, there were no amounts outstanding under this facility.

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

The following table provides information about ClickSoftware's investment portfolio, cash, and long-term debts as of September 30, 2001 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                                    YEAR OF MATURITY
                                        2001    2002     2002 AFTER 2003         TOTAL CARRYING VALUE
                                                 (Dollars in thousands)

            A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
            ------------------------------------------------------
Cash and equivalents                7,873   -        -                        -            7,873
  Average interest rate             3.0%    -        -             -                       3.0%
Commercial Papers                   998     -        -             -                       998
  Average interest rate             3.1%    -        -             -                       3.1%
Euro Dollar Bonds                   1,116   -        -             -                       1,116
  Average interest rate             4.0%    -        -             -                       4.0%
Taxable Auction Securities          1,600   -        -             -                       1,600
  Average interest rate             3.7%    -        -             -                       3.7%
Asset backed Securities             -       506      -             -                       506
  Average interest rate             -       3.7%     -             -                       3.7%
            A) Long-term debts:
Bank Loan                           15      30       -             -                       45
  Average interest rate             L+1%    L+1%     -             -                       L+1%
N.I.S indexed loans                 2       5        2             -                       9
  Average interest rate             9.7%    9.7%     9.7%          -                       9.7%
Leases US$                          3       7        8             -                       18
  Average interest rate             7.1%    7.1%     7.1%          -                       7.1%
Leases GBP                          4       18       17               7                    46
  Average interest rate             6.3%    6.3%     6.3%           6.3%                   6.3%



PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         None

ITEM 2. Changes in Securities and Use of Proceeds

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 6, 2001, the Annual Meeting of Shareholders of the Company was held at 4:00 pm, local time, at the Company's offices at 655 Campbell Technology Parkway, Suite 250, Campbell, California.

An election of an external director was held with the following individual being elected to the Board of Directors of the Company:

                               Votes For               Votes Against or Withheld
 Janet Schinderman             23,586,660                        59,255

     Continuing   Class  II  directors  are  Roni  Einav  and  Nathan  Gantcher.
Continuing Class III directors are Dr. Moshe BenBassat, Eddy Shalev and James W. Thanos. Dr. Israel Borovich is a continuing external director.

     Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To ratify the appointment of Arthur Andersen LLP as independent accountants of the Company for the 2001 fiscal year. The number of affirmative votes for this proposal was 23,590,830, the number of negative votes was 52,050 and the number of abstained votes was 3,035.

2. To approve an amendment to the Company's 2000 Share Option Plan in order to provide initial grants of 30,000 shares to new, non-employee directors, other than those directors classified as external directors, and annual grants of 7,500 shares to all non-employee directors. The number of affirmative votes for this proposal was 23,545,906, the number of negative votes was 93,374 and the number of abstained votes was 6,635.

3. To ratify and approve the grant of options, as described in the August 6, 2001 Proxy Statement, to each of Israel Borovich, Roni Einav, Nathan Gantcher, James Thanos and Janet Schinderman. Grants of options to purchase 30,000 shares at an exercise price of $1.69 per share to each of Dr. Borovich and Messrs. Einav, Gantcher and Thanos were approved, and a grant to Ms. Schinderman that resulted in an option to purchase 24,036 shares at an exercise price of $1.26 per share was also approved. The number of affirmative votes for this proposal was 23,534,440, the number of negative votes was 103,453 and the number of abstained votes was 8,022.

4.        To ratify  and  approve  the grant of a loan from the  Company  to Dr.
          BenBassat, as described in the August 6, 2001 Proxy Statement. The number of affirmative votes for this proposal was 21,688,605, the number of negative votes was 1,952,882 and the number of abstained votes was 4,428.

5.        To approve of the receipt and  consideration  by the annual meeting of the directors' report and the Audited Consolidated Financial Statements for the Company. The number of affirmative votes for this proposal was 23,570,830, the number of negative votes was 71,750 and the number of abstained votes was 3,335.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

None.

(b)       Reports on for 8 - K:

No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CLICKSOFTWARE TECHNOLOGIES LTD.
                               (Registrant)

                               By:  /s/ SHIMON M. ROJANY
                               --------------------------
                               Shimon M. Rojany
                               Senior Vice President and Chief Financial Officer


Date:  November 13, 2001