Form 10-K
period 2001-12-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2002-03-25
CIK 1105841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
----  ACT OF 1934


                   For the fiscal year ended December 31, 2001


                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934



For the transition period from  ----------------- to -----------------

Commission file number 0-30827
--------------------------------------------------------------------------------


                         CLICKSOFTWARE TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)


                 Israel                                       Not Applicable
---------------------------------------                   ------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

           34 Habarzel Street
            Tel Aviv, Israel                                    69710
----------------------------------------                  -------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code 972-3) 765-9400
                                                  ----------------

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                               ----

The aggregate market value of the ordinary shares held by nonaffiliates of the Registrant, based upon the closing sale price of the ordinary shares on March 15, 2002, as reported by the Nasdaq National Market, was approximately $9,379,225. Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002, there were approximately 26,251,964 Ordinary Shares of the Registrant outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                           -----


PART I
     Item 1.  Business....................................................    4
     Item 2.  Properties..................................................   14
     Item 3.  Legal Proceedings...........................................   14
     Item 4.  Submission of Matters to a Vote of Security Holders.........   14

PART II
     Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   14
     Item 6.  Selected Consolidated Financial Data........................   15
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   17
     Item 7A. Quantitative and Qualitative Disclosures About Market
              Risk........................................................   32
     Item 8.  Financial Statements........................................   34
     Item 9.  Changes In and Disagreement With Accountants on Accounting
              and Financial Disclosure....................................   52

PART III
     Item 10. Directors and Executive Officers of the Registrant..........   52
     Item 11. Executive Compensation......................................   53
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................   56
     Item 13. Certain Relationships and Related Transactions..............   57

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   58
SIGNATURES................................................................   59

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to products, markets, and future results of operations and profitability, and may include implied statements concerning market acceptance of our products, and our growing leadership role in the marketplace. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan, "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth herein, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

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

We were incorporated in Israel in 1979. We have a wholly-owned subsidiary incorporated in California, ClickSoftware, Inc., a wholly-owned subsidiary incorporated in the United Kingdom, ClickSoftware Europe, Limited and a wholly-owned subsidiary in Belgium, ClickSoftware Belgium, N.V. On January 21, 2002 our U.S. subsidiary incorporated a wholly owned subsidiary in Australia, ClickSoftware Australia Pty Limited. Our product development efforts are conducted primarily in Israel. Our sales and marketing and implementation efforts in North America are conducted by our California subsidiary. Our sales and marketing and implementation efforts in Europe are conducted by our United Kingdom subsidiary.

PRODUCTS

We provide solutions for end-to-end service chain optimization that maximize revenue and customer responsiveness while minimizing costs. Our Service Optimization suite includes strategic and tactical workforce planning, optimized service scheduling, intelligent problem resolution, wireless workforce management, and business analytics, connecting all organizational levels and all functions from executive strategy to operational execution.

Our service optimization solutions are utilized by leading service organizations in several service industry segments including: telecommunications, computer and office equipment, industrial equipment, medical equipment, building automation, utilities, financial services, aerospace & defense, and home services. ClickSoftware's solutions deliver rapid improvements in:

     *    field workforce productivity
     *    responsiveness to customers

     *    quality of service delivered
     *    profitability of the service operation
     *    reduction in missed customer commitments

We have achieved our leadership in service chain optimization through years of experience in a variety of service operations. The result is a highly advanced technology with the flexibility to model and accommodate varying business types and processes. The ease with which it can be integrated with leading customer relationship management (CRM) and enterprise resource planning (ERP) solutions, often with standard interface adaptors, enables ClickSoftware customers to accelerate the deployment of the solution.

SERVICE OPTIMIZATION SUITE OF PRODUCTS

Our solution provides an end-to-end solution for improving the efficiency and effectiveness of service operations. All of our products utilize an advanced optimization engine to drive decisions within service organizations based on common business goals and policies from the CEO to the field technician. Our Service Optimization suite includes:

CLICKPLAN provides interactive and automated workforce planning for optimal staffing and deployment of the field workforce based on forecasted workload. ClickPlan enables service organizations to resolve workforce shortages and surpluses weeks and months in advance. Comparing available resources to forecasted workloads, ClickPlan determines the best strategy to ensure the right people are in the right place, at the right time.

CLICKSCHEDULE provides optimized service scheduling and routing for maximizing workforce productivity and customer loyalty by balancing customer, resource, and organizational preferences including contractual commitments, priority, drive time, skills, and resource availability. Easy configuration, very high scalability and use of standard eXtensible Markup Language (XML) interfaces enable seamless integration with enterprise systems and rapid deployment according to organizational business policies and processes.

CLICKFIX provides intelligent diagnostics and problem resolution for minimizing service costs while increasing customer loyalty. ClickFix enables faster resolution of customer issues at every level of service contact, from the call center to the field. Based on an intelligent engine that utilizes specific knowledge about customers' equipment, ClickFix quickly and accurately diagnoses and resolves problems independent of the user's skills, experience, and knowledge. Accessibility via the Web empowers customers to resolve problems themselves at any time of day, and often without a resource, requiring fewer onsite visits.

CLICKMOBILE provides wireless workforce management for monitoring field workforce activities and reducing the labor of dispatching. ClickMobile enables instant, automatic job detail notification from the field and allows for field updates even when resources are out of wireless coverage. Assignments created in ClickSchedule are dispatched to field devices based on configurable workflows while enabling real-time visibility into workforce activity including job status, start, and end time.

CLICKANALYZE provides service business analytics for workforce performance measurement and strategic decision support. ClickAnalyze enables drill-down analysis of key performance indicators including resource productivity, operational costs, and responsiveness to customers. Integrated within the Service Optimization suite, ClickAnalyze provides executive level summaries as well as detailed analysis by territory, job type, time frame and other criteria.

SERVICEMARKETPLACE provides inter-enterprise service optimization for streamlining communication with service contractors and subsidiaries. ServiceMarketPlace overcomes organizational boundaries, enabling immediate and reliable customer commitments via automated and Internet-based communication. Contractors can be scheduled based on capacity, skills, coverage and other configurable criteria. Control over service delivery for contracted work is further improved with online monitoring and performance measurement.

TECHNOLOGY

The Service Optimization suite utilizes a foundation of core technologies that we developed over a period of more than 10 years in the service industry. Originally brought to market as W-6 Service Scheduler and TechMate, these technologies include sophisticated algorithms and business process representation tools. Our research and development personnel have been working on service optimization technology solutions since 1985, including algorithmic software solutions, system integration and implementations. The Service Optimization suite, with its unique depth and breadth, reflects our experience and investment into the complex optimization and decision support troubleshooting needs of service organizations.

Analogous to, but more complex than the supply chain, the service chain involves far more variables and challenges including the scheduling of personnel with varying skills in different locations to simple and complex tasks. All of these variables must be considered in constantly changing conditions to meet the fast pace typical of service-level and profit driven organizations.

Our applications are standards-based, facilitating rapid integration with related Customer Relationship Management (CRM), Enterprise Resource Planning
(ERP) or supply chain functions. Service Optimization client applications run on standard web browsers and Windows-based computers. The application server supports leading database management systems, including Oracle (Windows and non-Windows) and Microsoft SQL Server. The stateless server architecture of Service Optimization enables web-based applications to work effectively through local and wide area networks, over standard Internet communication protocols. Scalable enough to meet the demands of the world's largest service organizations, Service Optimization delivers inherent scalability based on a dynamic load balancing architecture that uses thin clients, a stateless server model, multi-threaded application servers and relational databases.

our proprietary optimization algorithms provide efficient solutions for complex problems arising from, among others, the following:
     * the vast number of possible solutions for evaluation when optimizing the scheduling of personnel;
     * the number of service organization-specific resources and variables including skills, availability, location, customer preference, workload balancing, contractual commitments, employee preferences, customer priority, and others;
     * the need to instantly respond to concurrent users' service requests in a highly dynamic decision-making environment;
     * the vast number of potential routes within a specific geographic area, each having an impact on the cost of service; and
     *    various time zone considerations in large service organizations.

Service Optimization also includes sophisticated service business scenario modeling power. We have developed models based on a vast number of variables and resource characteristics common to service organizations. By employing these models, Service Optimization addresses the market needs of different segments of the service industry and broadens the customer base for our products.

Service Optimization incorporates several critical technologies to provide intelligent decision support in a scalable and open architecture:

     * Application software and web servers capable of performing high-speed optimization, problem resolution, and Internet access to the application host system; and
     * Application Programming Interfaces (APIs) based on eXtensible Markup Language (XML), enable other application to integrate and access Service Optimization data and services without additional training or applications for users to adopt.

our optimization merges mathematical disciplines and experience with real-life service operations. The result is a powerful algorithm that combines the best traits of several optimization disciplines including adaptive learning, genetic algorithms, taboo search, and geographic clustering. Our optimization overcomes the challenge of a vast number of possible schedules by first rapidly identifying all feasible schedules, and then selecting the best schedules. The best schedule is selected by evaluating each feasible schedule by weighted cost of service, job revenue, and customer satisfaction to create a business value for the schedule. The business value is then used to compare the quality of all schedules, constantly maintaining an optimized schedule. ClickFix's diagnostic and problem resolution engine includes algorithms for fast problem resolution based on equipment design and field knowledge, a knowledge base with self-learning capabilities, and an intelligent component that creates new trouble shooting solutions based on modeling both equipment structure and historic data.

Our development methodology is based on techniques that facilitate development of components that can be incorporated in future products. This methodology enables us to reduce the time required to introduce functional enhancements and new products. The development methodology involves direct analysis of customers' business requirements, software module design to meet these requirements, software development and coding, testing, and quality assurance. Our research and development group and their processes are ISO 9001 certified.

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

SALES AND MARKETING

We market and sell our products primarily through our direct sales force, which is located in North America, Europe, the Asia Pacific region and Africa. Our multidisciplinary sales teams consist of field sales executives, sales support engineers and internal sales staff. The internal sales staff is responsible for generating leads and qualifying prospective clients. Sales support engineers assist the sales executives in the technical aspects of the sales process, including preparing demonstrations and technical proposals. Our sales executives are responsible for completing the sales process and managing the post-sale client relationship, which consists of ongoing relationship management and the sale of additional licenses, as clients require additional resources. Our management also takes an active role in our sales efforts. The knowledge gained by our sales and marketing force is also communicated to our product marketing group which guides our development team. This enables our organization to align the functionality of our products with customer needs.

We typically direct our sales efforts to the client's chief executive officer, the chief information officer, the vice presidents of customer service and other senior executives responsible for improving customer service at our clients' organizations. We focus our marketing efforts on identifying potential new clients, generating new sales opportunities, and creating awareness in our target markets about the value of our products and their applications. Our programs target prospective clients across a wide variety of industries, business relationships and geographies. In order to effectively promote product awareness, we engage in marketing activities in a wide variety of areas including public relations and analyst relations, email campaigns, web seminars with our customers and industry analysts, a newsletter and advertising creation and placement, direct mailings and trade shows. As of December 31, 2001, we employed over 51 individuals in our sales and marketing department.

Our business development organization supports joint marketing activities with our business partners. Our business relationships enable us to use our partners' market presence and sales channels to create additional revenue opportunities. We have entered into co-marketing arrangements with leading ERP companies and CRM vendors. We participate in joint sales efforts. A partial list of these vendors includes Amdocs Limited/Clarify, JD Edwards & Company, PeopleSoft Inc./Vantive, SAP AG, and Siebel Systems, Inc.

We have also established relationships with large System Integrator (SI) organizations such as Accenture, Anderson Consulting, PriceWaterhouseCoopers, Deloitte Consulting, Logica SA/NV, KPMG Consulting, Inc. and Computer Sciences Corporation. These partners have committed various levels of resources to integrate, customize and implement our solutions. Depending on the strength of the relationship, we have co-invested in training and certifying their professional services teams, developed co-marketing programs, and incorporated our products into their marketing/referral strategies.

We also have a focused reseller program. Our formal reseller agreements generally provide the parties with the right to use each other's name in marketing and advertising materials, and to conduct joint marketing programs. These agreements are generally for a one-year period and are automatically renewable. We provide sales materials and training to resellers on the marketing, selling and implementation of our software solutions. A sampling of these partners includes: i2 Technologies, Inc., Metrix, Inc., AST, Planwell Pty. Limited and Axiom Corporation. We believe these relationships will extend our presence and brand name in new and existing markets.

CUSTOMERS

We sell our products to a broad base of clients representing a variety of industries with unique needs, including telecommunications, utilities, high-technology service providers and home equipment retailers. The following is a representative list of our clients or end-users using our products. This list of clients is representative of the geographically dispersed client base, the various industries utilizing our products and the various stages of deployment of our product lines. Each of these clients accounted for at least $500,000 of product and/or service revenues for 2001 and, as a group, these clients accounted for approximately 41% of our total revenues for 2001:

Expanets Inc.
London Electricity plc
NRC Benelux B.V. (Nashuatec)
Philips Medical Systems Nederland B.V.
Siemens Building Technologies AG
Telekom Austria AG
Telstra Corporation


One customer accounted for greater than 10% of revenues during the year ended December 31, 2001.

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

Our future research and development strategies will concentrate on strengthening our product offerings in decision support, forecasting, capacity planning and monitoring, schedule optimization and installations scheduling, and continuing to enhance the scalability of our products, and in continuing the development of offerings for specific vertical industries.

Our research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, totaled $4.4 million for the year ended December 31, 2001, $5.4 million for the year ended December 31, 2000, and $3.9 million for the year ended December 31, 1999. As of December 31, 2001, we employed 41 individuals in our research and development group.

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

We have two patent applications pending with the Israeli Patent Office. We intend to file similar applications with United States and other international patent authorities. As we continue to develop new applications of our products, we will consider additional patent applications. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us.

We own a U.S.  trademark  registration  for the  mark  AITEST,  and  have  filed applications for registration of the marks CLICKANALYZE, CLICKPLAN, CLICKFORECAST, CLICKSCHEDULE, and CLICKFIX. In the European Union, we have recently obtained registrations for CLICKFIX and CLICKSCHEDULE, and have pending applications for registration of CLICKANALYZE, CLICKFORECAST, and CLICKPLAN.

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

Substantial litigation regarding technology rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement and ownership claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, our competitors may file or have filed patent applications, which are covering aspects of their technology that they may claim our technology infringes. Third parties may assert infringement or competing ownership claims with respect to our products and technology. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, and divert management's attention and resources or cause product shipment delays. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expand significant resources to develop non-infringing technology or obtain licenses to or pay royalties to use a third party's technology. Such royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of patent or copyright infringement against us could significantly harm our business.

EMPLOYEES

As of December 31, 2001, we had 157 full-time employees, 41 engaged in research and development, 51 in sales, marketing and business development, 37 in professional services and technical support and 28 in finance, administration and operations. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

80 of our employees are located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimums. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies and severance funds. Severance pay expenses amounted to $202,000 in 1999, $562,000 in 2000, and $266,000 in the year 2001.

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

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and certain information about them as of March 15, 2002 are as follows:

Name                          Age     Position
-----                         ---     ----------
Dr. Moshe BenBassat           54      Chief Executive Officer and Chairman of the Board
Shimon M. Rojany              54      Senior Vice President and Chief Financial Officer
Corey Leibow                  47      Chief Operating Officer
David Schapiro                43      Executive Vice President, Markets & Products
Hannan Carmeli                43      Senior Vice President, Product Services and Operations
Amit Bendov                   37      Senior Vice President, Product Marketing
Roni A. Einav                 57      Director
Dr. Israel Borovich           60      Director
Nathan Gantcher               61      Director
Eddy Shalev                   54      Director
James W. Thanos               53      Director
Janet Schinderman             50      Director

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

SHIMON M.ROJANY co-founded ClickSoftware and has served as Senior Vice President and Chief Financial Officer since November 1999. From 1990 to 1999, Mr. Rojany served as a Senior Associate with Adizes Institute, Inc., a consulting company. Mr. Rojany holds a Bachelor of Science degree in Accounting from California State University at Northridge and a Master of Business Administration in Management Decision Systems from the University of Southern California. Mr. Rojany and is a certified public accountant.

COREY LEIBOW has served as our Chief Operating Officer since November 2000. Beginning in 1999, Mr. Leibow was the Vice President of World Wide Sales Business Development & Professional Services for Ajuba Solutions. Beginning in 1995, Mr. Leibow was the Vice President of World Wide Sales Operations for Cadence Design Systems. From 1992 to 1994, Mr. Leibow was a Senior Manager for KPMG Peat Marwick in the Sales and Marketing Reengineering and Automation Practice. Mr. Leibow has a Bachelor of Arts degree from State University of New York at Courtland in Political Science with a minor in Communications.

DAVID SCHAPIRO has served as our Executive Vice President of Markets and Products since April 2001. Prior to this role and since 1999, he held various executive roles in our product development group, including Senior Vice
President of Product Development. From October 1996 through 1998, Mr. Schapiro served as the ClickSchedule Division General Manager and prior to that in various management and marketing positions at ClickSoftware including Vice President of Business Development. Since 1984 to 1996, Mr. Schapiro served in positions at Applied Materials, a semiconductor equipment manufacturer, and Scitex Corporation, a digital printing system company. Mr. Schapiro received a B.S. in mathematics and computer science from Tel Aviv University, and a M.S. degree in computer science from Bar Ilan University.

HANNAN CARMELI has served as our Senior Vice President, Worldwide Professional Services since January 2001. From August 1996 to December 2000, Mr. Carmeli held various executive roles including General Manager of the TechMate Division as well as Manager of Product Services and Operations. Prior to joining us, Mr. Carmeli held R&D and field positions with software vendors ranging from software development through product management and sales management. Mr. Carmeli holds a Bachelor of Science degree from the Technion Institute and a Master of Science degree in Computer Science from Boston University.

AMIT BENDOV has served as our Vice President of Product Marketing since July 1998. From September 1996 to June 1998, Mr. Bendov served as our Director of Customer Support and Integration. From August 1994 to August 1996, Mr. Bendov served as our Research and Development Manager. Mr. Bendov holds a Bachelor of Science degree in Computer Science and Statistics from Tel Aviv University.

RONI A. EINAV has served as a director of ClickSoftware since April 2000. From 1983 to April 1999, Mr. Einav founded and served as Chairman of the Board of Directors and president of New Dimension Software, Ltd., a systems software company, subsequently acquired by BMC Software. Mr. Einav has also played a role in founding other Israeli high-tech companies, including Liraz Computers, Jacada, UDS-Ultimate Distribution Systems, XciTel, CePost, CeDimension, ComDa and Einav Systems. Mr. Einav was a Major in the Israeli Defense Forces, serving in the Systems Analysis Division. Mr. Einav holds a Bachelor of Science degree in Management and Industrial Engineering and a Master of Science degree in Operations Research from the Technion Institute.

DR. ISRAEL BOROVICH has served as a director of ClickSoftware since July 1997. Since 1988, Dr. Borovich has served as President and CEO of Arkia Israeli Airlines and Knafaim-Arkia Holdings Ltd. Dr. Borovich also serves as a director of Knafaim-Arkia Holdings, Ltd., Maman-Cargo Terminals & Handling Ltd., Issta Lines Israel Students Travel Company Ltd., Dr. Borovich serves as a chairman of Granit Hacarmel Investments, Ltd., Sonol Israel, Ltd., and Ayalon Highways (Israel) Ltd. Dr. Borovich is a full professor at the Faculty of Management, Tel Aviv University. Dr. Borovich holds Bachelor of Science, Master of Science and a PhD. in Industrial Engineering from the Polytechnic Institute in Brooklyn.

NATHAN GANTCHER has served as a director of ClickSoftware since April 2000. Since January 2002, Mr. Gantcher has served as Co-Chairman, President and CEO of Alpha Investment management LLC. From October 1997 to October 1999, Mr. Gantcher served as Vice Chairman of CIBC World Markets Corp. From 1983 to November 1997, Mr. Gantcher served as President, Chief Operating Officer and Co-Chief Executive Officer of Oppenheimer & Co. Since 1983, Mr. Gantcher has served as Chairman of the Board of Trustees of Tufts University. Mr. Gantcher is a member of the Board of Overseers at the Columbia University Graduate School of Business, a director of Mack-Cali Realty Corp and the Jewish Communal Fund, and a trustee of the Anti-Defamation League Foundation. Mr. Gantcher holds a Bachelor of Arts degree in Business from Tufts University and a Master of Business Administration degree from the Columbia University Graduate School of Business.

EDDY SHALEV has served as a director of ClickSoftware since April 1997. Since April 1997. Since April 1997, Mr. Shalev has also served as a director of Fundtech Corp. and other publicly traded high tech companies. Mr. Shalev is the Managing General Partner of Genesis Partners. Mr. Shalev holds a Master of Science degree in Management Information Systems from Tel Aviv University.

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

JANET SCHINDERMAN has served as a director of ClickSoftware since August 2001. Ms. Schinderman has served as associate dean for special projects and secretary to the Board of Overseers at Columbia Business School of Columbia University since 1990. Ms. Schinderman serves on the Board of Directors of four CIBC World Markets mutual funds, the Columbia University Knight-Bagehot Business Journalist Board of Advisors and the Department of Education's Center for International Business Education and Research (CIBER) operating committee. Ms. Schinderman holds a Bachelor of Arts degree from Newcomb College of Tulane University and a Masters of Business Administration degree from Tulane University.

Executive officers serve at the discretion of the Board and are appointed annually. The employment of each of our officers is at will and may be terminated at any time, with or without cause. There are no family relationships between any of the directors or executive officers of ClickSoftware.

ITEM 2. PROPERTIES

We have a seven year lease for approximately 17,130 square feet of office space in Campbell, California. The office space is leased pursuant to a lease that expires in June 2003 with an option to extend the lease until April 2008. We also lease approximately 19,720 square feet of office space in Tel Aviv, Israel. Our U.K. subsidiary currently operates from a leased facility of approximately 2,700 square feet in Slough, near London. We also lease additional smaller offices in various sites throughout North America and the European continent. We consider that our current office space is sufficient to meet our anticipated needs for the foreseeable future.

Anticipated minimum net rents for these facilities are approximately $1.3 million for the twelve months ending December 31, 2002, $1.3 million for 2003, $1.2 million for 2004 and $985,000 for 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our ordinary shares have been quoted on the Nasdaq National Market under the symbol "CKSW" since June 22, 2000. Prior to that time, there was no public market for our Ordinary Shares. The following table sets forth for the periods indicated, the high and low closing prices of our ordinary shares as quoted by the Nasdaq National Market:

Fiscal year ended December 31, 2001                                               HIGH               LOW
-----------------------------------                                               ----               ---
First Quarter                                                                    $ 2.72            $ 0.75
Second Quarter                                                                   $ 1.43            $ 0.56
Third Quarter                                                                    $ 1.82            $ 0.70
Fourth Quarter                                                                   $ 1.47            $ 0.82
Fiscal year ended December 31, 2000
-----------------------------------
Second Quarter (from June 22, 2000)                                              $ 7.38            $ 5.81
Third Quarter                                                                    $ 8.75            $ 3.00
Fourth Quarter                                                                   $ 3.66            $ 1.75

As of March 4, 2002, there were 1,148 stockholders of record of our Ordinary Shares.

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

On June 22, 2000, we commenced an initial public offering of our ordinary shares, NIS 0.02 par value. Ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-30274) that was declared effective by the SEC on June 22, 2000.

The offering commenced on June 22, 2000 whereby 4,000,000 ordinary shares registered under the registration statement were sold at a price of $7.00 per share. Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The aggregate price of the offering amount registered was $32,200,000. In connection with the offering, we paid an aggregate of $2,254,000 in underwriting discounts and commissions to the underwriters and incurred other expenses of approximately $1.8 million.

As of December 31, 2001, we have used a portion of the aggregate net proceeds of $28.3 million from our initial public offering of ordinary shares for the following purposes:

     * approximately $8 million to expand our international operations including infrastructure and sales and marketing expenses;
     * approximately $7.6 million to expand our domestic operations by hiring additional employees, leasing additional office space and expanding our infrastructure; and
     *    approximately $3.9 million for domestic sales and marketing.

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

None of our net proceeds of the offering were paid directly or indirectly to any directors, officers, or general partners or their associates, or to persons owning 10% or more of any class of our equity securities, or any of our affiliates.

We have invested the net proceeds of the offering in interest-bearing short-term investments or bank deposits.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated statement of operations data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, and the selected consolidated balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from our audited financial statements. The consolidated statements of operations data for the years ended December 31, 1997,1998 and 1999 and the selected consolidated balance sheet data as of December 31, 1997 and 1998 are derived from audited consolidated financial statements that are not included herein. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this statement.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                  YEAR ENDED DECEMBER 31,
                                            ------------ ------------ ------------- ------------- --------------
                                               1997         1998          1999          2000          2001
                                               ----         ----          ----          ----          ----
                                                      (in thousands except share and per share data)

Revenues:
  Software license                               $1,235       $3,932        $5,414      $ 10,500       $ 11,676
  Service and maintenance                         1,080        2,139         4,912         5,242          6,528
                                            ------------ ------------ ------------- ------------- --------------
      Total Revenues                              2,315        6,071        10,326        15,742         18,204
                                            ------------ ------------ ------------- ------------- --------------
Cost of Revenues:
  Software License                                   13           25            71           272            352
  Service and Maintenance                         1,035        2,301         4,299         5,156          5,418
                                            ------------ ------------ ------------- ------------- --------------
    Total cost of revenues                        1,048        2,326         4,370         5,428          5,770
                                            ------------ ------------ ------------- ------------- --------------
Gross Profit                                      1,267        3,745         5,956        10,314         12,434
Operating Expenses:
  Research and Development
       expenses, net                              1,339        2,284         2,910         4,300          3,246
  Sales and Marketing expenses                    3,172        6,019         8,274        14,106         13,391
  General and Administrative                      1,120        1,333         1,759         4,397          4,854
       Expenses
  Reorganization expenses                             -            -             -             -            294
  Share based Compensation                            -            -           738         1,237            437
                                            ------------ ------------ ------------- ------------- --------------
Total Operating Expenses                          5,631        9,636        13,681        24,040         22,222
Loss from Operations                            (4,364)      (5,891)       (7,725)      (13,726)        (9,788)
Interest and other income(expenses), net
                                                  (148)           33         (254)           680            649
                                            ------------ ------------ ------------- ------------- --------------
Net Loss                                       $(4,512)     $(5,858)      $(7,979)     $(13,046)       $(9,139)

Dividend related to convertible
  preferred shares                                    -            -       (4,989)             -              -
                                            ------------ ------------ ------------- ------------- --------------
Net loss attributable to ordinary
shareholders                                   $(4,512)     $(5,858)     $(12,968)     $(13,046)       $(9,139)
                                            ------------ ------------ ------------- ------------- --------------

Basic and diluted net loss per ordinary         $(0.80)      $(0.99)       $(2.18)       $(0.58)        $(0.36)
share
Shares used in computing basic and
diluted net loss per share                    5,657,728    5,914,735     5,948,816    22,312,554     25,098,321


CONSOLIDATED BALANCE SHEET DATA:

                                                                         DECEMBER 31,
                                                ----------------------------------------------------------------
                                                   1997         1998         1999        2000          2001
                                                   ----         ----         ----        ----          ----
                                                                        (in thousands)

Cash and cash equivalents                             $ 301      $ 3,770     $ 7,838      $ 4,438       $ 8,125
Short-term Investments                                    -            -           -       16,878       1,846
Working capital                                       (604)        4,178       8,007       23,610        15,272
Total assets                                          2,604        7,983      14,195       31,455        22,367
Long-term liabilities, net of current portion
                                                      1,530        1,254       1,112        1,446         1,400
Shareholders' equity (net capital
  deficiency)                                       (3,177)        4,657       8,821       26,462        17,974

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

Interest and other income (expenses) include interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense, and also includes the effects of foreign currency translations.

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

The effects of foreign currency exchange rates on our results of operations for the years ended December 31, 1999, 2000 and 2001 were immaterial.

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income and the Israeli tax rate discussed below. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, including assessing clients' credit worthiness. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

REVENUES. Revenues increased $2.5 million or 16% to $18.2 million in 2001, from $15.7 million in 2000. In 2000, revenues increased $5.4 million or 52% to $15.7 million from $10.3 million in 1999. In 2001, 44% of our revenues were generated in North America, 37% in Europe, 2% in Israel and 17% in all other geographic locations ("Asia Pacific and Africa"). In 2000, 62% of our revenues were generated in North America, 32% in Europe, 3% in Israel and 3% in Asia Pacific and Africa. In 1999, 67% of our revenues were generated in North America, 21% in Europe, 9% in Israel and 3% in Asia Pacific and Africa. The increase in percentage of revenues from Europe and the Asia Pacific region is largely attributable to an increase in sales by our European subsidiary to customers in Europe as well as expansion of our sales effort in Europe and the Asian Pacific region.

SOFTWARE LICENSE. Software license revenues were $11.7 million or 64% of revenues in 2001, $10.5 million or 67% of revenues in 2000, and $5.4 million or 52% of revenues in 1999. The increase in software license revenues was due to increased average sales per client, growth of our client base, and recurring sales to our installed base of clients. The variability in software license revenues as a percentage of total revenues was due to the fact that while many of our implementations require higher initial service and maintenance, our average deal size also increased, and these factors changed independently of each other.

SERVICE AND MAINTENANCE. Service and maintenance revenues were $6.5 million or 36% of revenues in 2001, $5.2 million or 33% of revenues in 2000, and $4.9 million or 48% of revenues in 1999. The increase in service and maintenance revenues from 2000 to 2001 is primarily due to the increase in the sale of software licenses. The relatively small increase in service and maintenance revenues from 1999 to 2000 was primarily due to an increase in license distribution through third parties also providing implementation, and the release of CLICKSCHEDULE FAST TRACK which offers a more rapid implementation of CLICKSCHEDULE reducing the cost of implementation.

COST OF REVENUES. Cost of revenues were $5.8 million or 32% of revenues in 2001, $5.4 million or 35% of revenues in 2000, and $4.4 million or 42% of revenues in 1999. This increase in the cost of revenues on an absolute basis was due to an increased number of clients which resulted in an increased demand for our professional services. Gross profit was 68% in 2001 as compared to 66% in 2000 and 58% in 1999. The change in gross profit percentages are primarily due to both an increase in high margin software license revenues, as well as the improved productivity of our professional services personnel.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $352,000 in 2001, $272,000 in 2000 and $71,000 in 1999. Cost of software license revenues were less than 2% of revenues in 2001 and 2000 and less than 1% of revenues in 1999.

COST OF SERVICE AND MAINTENANCE. Cost of service and maintenance revenues were $5.4 million or 30% of revenues in 2001, $5.2 million or 33% of revenues in 2000, and $4.3 million or 42% of revenues in 1999. Cost of service and maintenance increased by 5% from 2000 to 2001 while service and maintenance revenues increased by 25% during the same period. This is directly attributed to the increased service and maintenance productivity and the release of CLICKSCHEDULE FAST TRACK which offers a more rapid implementation of CLICKSCHEDULE reducing the cost of implementation. The increase in the cost of service and maintenance revenues from 1999 to 2000 was due primarily to an increase in the sale of licenses, which resulted in an increase of $0.1 million in personnel related costs, an increase of $0.6 million in third party related costs and an increase of $0.2 million in other expenses. The total number of professional services employees employed by us was 37 on December 31, 2001, 44 on December 31, 2000, and 35 on December 31, 1999.

OPERATING EXPENSES. Total operating expenses were $22.2 million or 122% of revenues in 2001, $24.0 million or 153% of revenues in 2000, and $13.7 million or 132% of revenues in 1999.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $3.2 million or 18% of revenues in 2001, $4.3 million or 27% of revenues in 2000, and $2.9 million or 28% of revenues in 1999. We received or accrued grants from the Chief Scientist in the amount of $1.2 million in 2001, $1.1 million in 2000, and $1.0 million in 1999. The decrease in research and development expenses from 2000 to 2001 is directly attributed to the high costs associated with the introduction of the full optimization suite in 2000. The increase in research and development expenses on an absolute basis from 1999 to 2000 was primarily due to an increase of personnel related costs related to improvements of our CLICKSCHEDULE and CLICKFIX product lines and development of CLICKPLAN and CLICKANALYZE as part of our introduction of a complete suite of service optimization management products.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $ 13.4 million or 74% of revenues in 2001, $14.1 million or 90% of revenues in 2000, and $8.3 million or 80% of revenues in 1999. The decrease in 2001 is attributed primarily to cost reductions in our North American operations and overall cost controls. Personnel related costs decreased $0.5 million, and other expenses decreased $0.2 million from 2000 to 2001. The increase in 2000 was primarily due to additional sales and marketing efforts related to the new marketing focus for our ClickSoftware product line and the expansion of our sales and marketing efforts worldwide during 2000. Personnel related costs increased $3.3 million from 1999 to 2000 and other expenses increased $2.6 million. We expect that sales and marketing expenses will increase on an absolute basis in future periods, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales in additional geographic areas. The total number of sales and marketing employees employed by us was 51 on December 31, 2001, 71 on December 31, 2000, and 44 on December 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.9 million or 27% of revenues in 2001, $4.4 million or 28% of revenues in 2000, and $1.8 million or 17% of revenues in 1999. General and administrative expenses included $2.0 million in bad debt charges in 2001, $1.1 million in 2000, and $0.1 million in 1999. We expect that the absolute dollar amount of general and administrative expenses exclusive of bad debt charges will continue to increase as we expand our operations.

SHARE BASED COMPENSATION. Share based compensation for the year ended December 31, 2001 amounted to $0.4 million. Deferred compensation as of December 31, 2001 amounted to $0.4 million which will be amortized over the period during which the options vest, generally four years. Share based compensation for the year ended December 31, 2000 amounted to $1.2 million. Deferred compensation at December 31, 2000 amounted to $1.1 million. Share based compensation for the year ended December 31, 1999 amounted to $0.7 million. Deferred compensation as of December 31, 1999 amounted to $2.7 million.

REORGANIZATION COSTS. Reorganization costs were $0.3 million or 2% of revenues in 2001. These expenses were primarily costs associated with severance payments to terminated employees. There were no reorganization costs in 2000 and 1999.

INTEREST AND OTHER INCOME (EXPENSES), NET. Interest income net of interest expenses, were $0.6 million or 4% of revenues in 2001, $0.7 million or 4% of revenues in 2000, and ($0.3) million or 2% of revenues in 1999.

INCOME TAXES. As of December 31, 2001, we had approximately $12.9 million of Israeli net operating loss carryforwards, approximately $23.9 million of U.S. federal net operating loss carryforwards and approximately $5.7 million of British net operating loss carryforwards available to offset future taxable income. The Israeli and British net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire in various amounts in the years 2008 through 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001 we had cash and cash equivalents of $8.1 million and short- term investments of $1.9 million.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net  cash  used in  operating  activities  for  each of  these  years  primarily consisted of net losses in addition to increases in trade receivables and prepaid expenses, partially offset by increases in accounts payable, accrued liabilities, amortization of deferred compensation, non-cash compensation expenses, depreciation and amortization, as applicable. For the year ended December 31, 2001, cash used in operations was $10.5 million, comprised of our net loss of $9.1 million, an increase in trade receivables of $2.2 million, increase in other receivables of $0.2 million, decrease in accounts payable of $0.5 million, decrease in deferred revenue of $0.1 million, partially offset by non-cash charges of $1.6 million. For the year ended December 31, 2000, cash used in operations was $13.0 million, comprised of our net loss of $13.0 million, an increase in trade receivables of $0.4 million, increase in other receivables of $1.0 million, increase in accounts payable of $0.5 million, decrease in deferred revenue of $1 million, partially offset by non-cash charges of $1.9 million. For the year ended December 31, 1999, cash used in operations was $6.5 million, comprised of our net loss of $8.0 million, an increase in trade receivables of $1.9 million, increase in accounts payable of $1.1 million, increase in deferred revenue of $1 million, partially offset by non-cash charges of $1.3 million

Net cash provided by investing activities was $14.0 million in 2001, of which $14.6 million was provided by investment in short-term investments and $0.6 million invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities was $19.5 million in 2000, of which $16.6 million was used to invest in short term investments and $2.9 million invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities for 1999 was $0.7 million, which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

There were no material financing activities in 2001. Net cash provided by financing activities was $29.1 million in 2000 and $11.3 million in 1999. In June 2000, we completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to us from the offering were approximately $28.3 million (net of underwriters discount and issuance expenses). Net cash from financing activities during 1999 included proceeds from the issuance of preferred shares of $11.4 million.

As of December 31, 2001 we had outstanding trade receivables of approximately $6.6 million which represented approximately 36% of 2001 total revenues. As of December 31, 2000 we had outstanding trade receivables of approximately $4.4 million which represented approximately 28% of 2000 total revenues. As of December 31, 1999, we had outstanding trade receivables of approximately $4.0 million which represented approximately 38% of 1999 total revenues. Our trade receivables typically have 30 to 60 day terms; although we also negotiate longer payment plans with some of our clients.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $5.4 million related to research and development. As of December 31, 2001, we have paid or accrued royalties related to these funds in the amount of $1.9 million. See Note 12 to our Consolidated Financial Statements.

We have a $1.0 million unsecured line of credit with an Israeli bank. No amounts were outstanding under this line of credit as of December 31, 2001.

We also have an aggregate of $161,000 in term loans relating to borrowings for working capital. We have a loan in US Dollars bearing an interest rate of LIBOR plus 1% and a loan in New Israeli Shekels linked to the Israeli CPI, currently bearing an interest rate of 5.4%. Additional loans bearing an average interest rate of 5.5% are in British Pounds or in US Dollars.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $921,000 and secures our performance pursuant to projects with the Government of Israel. Additionally, Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. We did not complete any business combinations through the year ended December 31, 2001, and as a result these standards are not expected to have a material impact on our financial position or operating results.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Although SFAS 144
supersedes FASB Statement No. 121, it retains the requirements of SFAS 121 regarding recognition of impairment loss for long-lived assets to be held and used (based on undiscounted cash flows) and resolves certain implementation issues. Also, the accounting model used in SFAS 121 for long-lived assets to be disposed of by sale (lower of carrying amount or fair value less cost to sell) is broadened by SFAS 144 to include discontinued operations and supersedes APB Opinion No. 30. Therefore, discontinued operations will no longer be measured on a net realizable value basis and future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. We believe that the adoption of SFAS 144 will not have a material impact on our consolidated financial statements.

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


FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSELY AFFECT OUR PROFITABILITY. Historically, all of our operating revenue has come from sales of, and services related to, our ClickSchedule product and our ClickFix product, to clients seeking application software that enables efficient provisioning of services in enterprise environments. During the year ended December 31, 2000, we introduced three products that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. On November 28, 2001 we released version 7.0 of our Service Optimization Suite that utilizes dynamic load balancing architecture, which dynamically redirects requests among a group of ClickSoftware servers running our product applications. This increases the scalability of our products by enabling our customers to optimize additional resources by adding hardware to this group of ClickSoftware servers. The growth of our company depends in part on the development of market acceptance of these products. We have no guarantee that the sales of these products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our new products would have a material adverse effect on our business and operating results.


OUR SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD. To date, our customers have taken typically from three months to nine months to evaluate our offering before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products typically takes two to six months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. Historically, a significant portion of our sales in any given quarter occur in the last two weeks of the quarter; if sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We are expanding our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. In addition to normal turnover of personnel, we are attempting to expand our direct sales force in Asia Pacific and Africa. As of December 31, 2001, we employed 51 individuals in our sales and marketing organizations. Because 16 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. In addition, we might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE IMPAIRED. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. At the beginning of 2001, Mr. Shimon Rojany, our CFO, announced his plan to retire, but has recently decided to indefinitely withdraw his retirement plans. Mr. Rojany is committed to continuing his employment with the Company. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with, among others, Dr. BenBassat, Mr. Rojany, and Mr. Corey Leibow, our Chief Operating Officer. Although these agreements request sixty days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete.

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

OUR BUSINESS MAY BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Significant portions of our operations occur outside the United States. Our facilities are located in North America, Israel, the European continent, and the United Kingdom, and our executive officers and other key employees are dispersed throughout the world. This geographic dispersion requires significant management resources that may place us at a disadvantage compared to our locally based competitors. In addition, our international operations are generally subject to a number of risks, including:


     *    foreign currency exchange rate fluctuations;
     *    longer sales cycles;
     *    multiple, conflicting and changing governmental laws and regulations;
     *    expenses associated with customizing products for foreign countries;
     *    protectionist   laws  and   business   practices   that  favor   local
          competition;
     * difficulties in collecting accounts receivable; and o political and economic instability.

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

Despite our history of avoiding adverse effects, in the future we could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Despite past progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Several Arab countries still restrict business with Israeli companies, which may limit our ability to make sales in those countries. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

CERTAIN  OF OUR  OFFICERS  AND  EMPLOYEES  ARE  REQUIRED  TO SERVE IN THE ISRAEL
DEFENSE FORCES AND THIS COULD FORCE THEM TO BE ABSENT FROM OUR BUSINESS FOR EXTENDED PERIODS. David Schapiro, our Executive Vice President, Markets and Product, and Hannan Carmeli, our Senior Vice President, Product Services and Operations, as well as other male employees located in Israel are currently obligated to perform up to 39 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

WE ARE SUBJECT TO A RECENTLY ADOPTED NEW COMPANIES LAW, WHICH HAS NOT YET BEEN INTERPRETED. Because we are incorporated under the laws of the State of Israel, the Companies Law of Israel, which became effective on February 1, 2000, governs your rights as a shareholder. Certain obligations and fiduciary duties of directors, officers and shareholders under the new Companies Law are new and have not been interpreted or reviewed by the Israeli courts. In addition, not all of the regulations have been promulgated to date. As a result, our shareholders may have more difficulty and uncertainty in protecting their interests in the case of actions by our directors, officers or controlling shareholders or third parties than would shareholders of a corporation incorporated in a state or other jurisdiction in the United States.

THE RATE OF INFLATION IN ISRAEL MAY NEGATIVELY IMPACT OUR COSTS IF IT EXCEEDS THE RATE OF DEVALUATION OF THE NIS AGAINST THE DOLLAR. Substantially all of our revenues are denominated in dollars or are dollar-linked, but a significant portion of our research and development expense is incurred in New Israeli Shekels ("NIS") and a portion of our revenues and expenses is incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors, including inflation rates and economic growth within each nation. In 2000, 27%, and in 2001, 24% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK. Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro will increase. In 2001, 26% of our costs were incurred in GBP and Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 2001, 24% of our costs were incurred in NIS. We are also experiencing a growth in revenue and expenses in Israel, and we anticipate recognizing revenue from other international sources. Presently our risk to foreign currency fluctuations is minimal, but if our foreign accounts receivable balances increase, the risk will increase. We cannot assure that we will be able to adequately protect ourselves against such risk.

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES. We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel, and we may apply for additional grants in the future. We cannot assure that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions that may affect the availability of funds for Chief Scientist grants in the future. The percentage of our research and development expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. From time to time, the Government of Israel changes the rate of royalties we must pay, so we are unable to accurately predict this rate. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require the company to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Currently the office of the Chief Scientist does not consider the licensing of our software in the ordinary course of business a transfer of technology and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of December 31, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 33.6% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of December 31, 2001, we had 26,246,454 (net of 39,000 shares held in treasury), ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of December 31, 2001, we had 1,789,804 ordinary shares issuable upon exercise of outstanding options, and 2,164,857 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR UNITED STATES SHAREHOLDERS WILL BE SUBJECT TO ADVERSE TAX CONSEQUENCES. If, for any taxable year, either, (1) 75% or more of our gross income is passive income or
(2) 50% or more of the fair market value of our assets, including cash (even if held as working capital), produce or are held to produce passive income, we may be characterized as a "passive foreign investment company" ("PFIC") for United States federal income tax purposes. We do not believe that we currently are a PFIC nor do we anticipate that we will be characterized a PFIC in the future, but, if we do, our shareholders will be subject to adverse United States tax consequences.

If we were to be treated as a PFIC, our shareholders will be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain "excess distributions" including any gain on the sale of ordinary shares. In order to avoid this tax consequence, they (1) may be permitted to make a "qualified electing fund" election (however the company does not currently intend to take the action necessary for our shareholders to make a "qualified electing fund" election, in which case, in lieu of such treatment they would be required to include in their taxable income certain undistributed amounts of our income) or (2) may elect to mark-to-market the ordinary shares and recognize ordinary income (or possible ordinary loss) each year with respect to such investment and on the sale or other disposition of the ordinary shares. Prospective investors should consult with their own tax advisors with respect to the tax consequences applicable to them of investing in our ordinary shares.

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

INTEREST RATE RISK. As of December 31, 2001, we had cash and cash equivalents of $10.0 million which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of December 31, 2001, we had total short-term debt of $89,000 and long-term debt net of current maturities of $21,000 which bear interest at rates that are linked to LIBOR or the Israeli consumer price index. As of December 31,2001 we had $1.0 million unsecured line of credit.

The following table provides information about our investment portfolio, cash, and long-term debts as of December 31, 2001 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.


                                                                                       TOTAL CARRYING
YEAR OF MATURITY                                     2002       2003     AFTER 2003         VALUE
(in thousands of dollars)
A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
------------------------------------------------------
Cash and equivalents                                 $ 6,524     -            -             $  6,524
  Average interest rate                                 2.0%     -            -                 2.0%

Commercial Papers                                    $   301     -            -             $    301
  Average interest rate                                 2.4%     -            -                 2.4%
Taxable Auction Securities                           $ 1,600     -            -             $  1,600
  Average interest rate                                 2.2%     -            -                 2.2%
Asset backed Securities                              $ 1,545     -            -             $  1,545
  Average interest rate                                 2.9%     -            -                 2.9%
B) LONG-TERM DEBTS:
-------------------
Bank Loan                                            $    30     -            -             $     30
  Average interest rate                                 L+1%     -            -                 L+1%
N.I.S indexed loans                                  $     5    $      2      -             $      7
  Average interest rate                                 5.4%        5.4%      -                 5.4%
Leases US$                                           $    15    $      1      -             $     16
  Average interest rate                                 7.1%        7.1%      -                 7.1%
Leases GBP                                           $    18    $     17    $       1       $     36
  Average interest rate                                 3.5%        3.5%         3.5%           3.5%

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


    Report of Independent Public Accountants....................   35
    Consolidated Balance Sheets.................................   36
    Consolidated Statements of Operations and Comprehensive
      Loss......................................................   37
    Consolidated Statements of Changes in Shareholders' Equity..   38
    Consolidated Statements of Cash Flows.......................   39
    Notes to Consolidated Financial Statements..................   40

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
ClickSoftware Technologies Ltd.



          We have audited the accompanying consolidated balance sheets of ClickSoftware Technologies Ltd. (an Israeli Corporation) and its subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClickSoftware Technologies Ltd. and its subsidiaries as of December 31, 2000 and 2001, and the consolidated results of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                             /s/ Luboshitz Kasierer
                             ------------------------------------
                                 Luboshitz Kasierer
                                 Arthur Andersen

30 January 2002
Tel-Aviv, Israel


                         CLICKSOFTWARE TECHNOLOGIES LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          DECEMBER 31,
                                                                                     2000             2001
                                                                              ----------------- ----------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (note 3)                                                  $  4,438         $  8,125
  Short-term investments (note 4)                                                       16,878            1,846
    Trade receivables, net (note 5)                                                      4,375            6,623
  Other receivables and prepaid expenses (note 6)                                        1,466            1,671
                                                                              ----------------- ----------------
     Total current assets                                                               27,157           18,265
Property and equipment, net (note 7)                                                     3,772            3,450
Severance pay deposits (note 11)                                                           526              652
                                                                              ----------------- ----------------
     Total assets                                                                     $ 31,455         $ 22,367
                                                                              ----------------- ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt (note 8)                                                            $    146         $    140
  Accounts payable and accrued expenses (note 9)                                         3,274            2,785
  Deferred revenues                                                                        127               68
                                                                              ----------------- ----------------
     Total current liabilities                                                           3,547            2,993
                                                                              ----------------- ----------------

LONG-TERM LIABILITIES
  Long-term debt (note 10)                                                                 103               21
  Accrued severance pay (note 11)                                                        1,343            1,379
                                                                              ----------------- ----------------
     Total long-term liabilities                                                         1,446            1,400
                                                                              ----------------- ----------------
     Total liabilities                                                                   4,993            4,393
                                                                              ----------------- ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY: (NOTE 13)
Convertible Preferred shares of NIS 0.02 par value:
         Authorized -- 5,000,000 as of December 31, 2000
         and 2001;
         Issued and outstanding -- none as of
         December 31,2000 and 2001.                                                          -                -
Ordinary shares of NIS 0.02 par value:
         Authorized -- 100,000,000 as of December 31, 2000 and 2001; Issued --
         26,064,539 shares as of December 31, 2000 and 26,285,464 as of December
         31,2001.Outstanding-- 26,064,539 shares as of December 31,2000 and
         26,246,464 shares as of December 31, 2001.
                                                                                           100              101
Additional paid-in capital                                                              69,169           69,143
Deferred compensation                                                                  (1,120)            (401)
Accumulated deficit                                                                   (41,687)         (50,826)
Less Treasury stock at cost                                                                  -             (43)
                                                                              ----------------- ----------------
     Total shareholders' equity                                                         26,462           17,974
                                                                              ----------------- ----------------
     Total liabilities and shareholders' equity                                       $ 31,455         $ 22,367
                                                                              ================= ================


The accompanying notes are an integral part of these consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                              YEAR ENDED DECEMBER 31,
                                                                       1999             2000            2001
                                                                ---------------- ---------------- --------------
Revenues (note 14):
  Software license                                                      $ 5,414         $ 10,500       $ 11,676
  Service and maintenance                                                 4,912            5,242          6,528
                                                                ---------------- ---------------- --------------
     Total revenues                                                      10,326           15,742         18,204
                                                                ---------------- ---------------- --------------

Cost of revenues:
  Software license                                                           71              272            352
  Service and maintenance                                                 4,299            5,156          5,418
                                                                ---------------- ---------------- --------------
     Total cost of revenues                                               4,370            5,428          5,770
                                                                ---------------- ---------------- --------------

                                                                ---------------- ---------------- --------------
     Gross profit                                                         5,956           10,314         12,434
                                                                ---------------- ---------------- --------------

Operating expenses:
  Research and development expenses                                       3,935            5,408          4,422
  Less - participation by the Chief Scientist
     of the Government of Israel (note 11)                                1,025            1,108          1,176
                                                                ---------------- ---------------- --------------
  Research and development expenses, net                                  2,910            4,300          3,246
  Sales and marketing expenses                                            8,274           14,106         13,391
  General and administrative expenses                                     1,759            4,397          4,854
  Reorganization costs                                                        -                -            294
  Share-based compensation                                                  738            1,237            437
                                                                ---------------- ---------------- --------------
     Total operating expenses                                            13,681           24,040         22,222
                                                                ---------------- ---------------- --------------
     Operating loss                                                     (7,725)         (13,726)        (9,788)
Interest and other income (expenses), net                                 (254)              680            649
                                                                ---------------- ---------------- --------------
     Net loss                                                         $ (7,979)       $ (13,046)       $(9,139)
                                                                ---------------- ---------------- --------------
Dividend related to convertible preferred shares
                                                                      $ (4,989)             $  -           $  -
                                                                ---------------- ---------------- --------------
Net loss attributable to ordinary shareholders                        $(12,968)       $ (13,046)       $(9,139)
                                                                ================ ================ ==============

 Basic and diluted net loss per share (note 2)                          $ (2.18)         $ (0.58)       $ (0.36)
                                                                ================ ================ ==============

 Shares used in computing basic and diluted net loss per share
                                                                      5,948,816       22,312,554     25,098,321
                                                                ================ ================ ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                        NUMBER OF                                                           LESS COST
                           NUMBER OF   CONVERTIBLE             ADDITIONAL                    ACCUMULATED    OF
                           ORDINARY    PREFERRED      SHARE     PAID-IN         DEFERRED      DEFICIT       TREASURY
                            SHARES      SHARES       AMOUNT    CAPITAL        COMPENSATION                  SHARES         TOTAL
                         -----------------------------------------------------------------------------------------------------------
Balance as of January
1, 1999                   7,208,816     11,667,812   $   65    $   20,265      $       -     $ (15,673)      $     -     $   4,657
Shares issued net of
issuance costs of $126            -      1,832,086        8        11,366              -              -            -        11,374
Dividend related to
convertible preferred                                                                                              -
shares                            -              -        -         4,989              -        (4,989)                          -
Employee options
exercised                         -              -        -            31              -              -            -            31
Deferred compensation             -              -        -         3,401        (3,401)              -            -             -
Amortization of
deferred compensation             -              -        -             -            738              -            -           738
Net loss                          -              -        -             -              -        (7,979)            -       (7,979)
                         -----------------------------------------------------------------------------------------------------------
Balance as of December
31, 1999                  7,208,816     13,499,898       73        40,052        (2,663)       (28,641)            -         8,821
Shares issued net of
issuance cost of 4,030    4,600,000              -       23        28,147              -              -            -        28,170
Conversion of
preferred shares         13,499,898   (13,499,898)        -             -              -              -            -             -
Warrants exercised          459,439              -        2           577              -              -            -           579
Employee options
exercised                   273,098              -        2           638              -              -            -           640
Expired options                   -              -        -         (306)            306              -            -             -
Employee Stock
purchase plan                23,288              -        -            61              -              -            -            61
Amortization of
deferred compensation             -              -        -             -          1,237              -            -         1,237
Net loss                          -              -        -             -              -       (13,046)            -      (13,046)
                         -----------------------------------------------------------------------------------------------------------
Balance as of December
31, 2000                 26,064,539              -   $  100    $   69,169      $ (1,120)     $ (41,687)            -     $ 26,462
Employee options
exercised                    62,020              -        -           119             -              -             -          119
Expired options                   -              -        -         (282)           282              -             -            -
Employee Stock
purchase plan               158,905              -        1           137             -              -             -          138
Amortization of
deferred compensation             -              -        -             -           437              -             -          437
Net loss                          -              -        -             -             -        (9,139)             -      (9,139)
Treasury Shares            (39,000)              -        -             -             -              -          (43)         (43)
Balance as of December
31, 2001                 26,246,464              -   $  101    $   69,143      $   (401)     $(50,826)       $  (43)     $ 17,974
                         -----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                          YEAR ENDED DECEMBER 31,
                                                                1999                2000               2001
                                                       ------------------- -------------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (7,979)           $ (13,046)         $(9,139)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses not affecting operating cash flows:
  Depreciation                                                        484                  654              916
  Amortization of deferred compensation                               738                1,237              437
  Unrealized (gain) loss from                                           -                (258)              395
    investments
  Severance pay                                                        40                  346             (90)
  Other                                                               (8)                    -                -
Changes in operating assets and liabilities:
  Trade receivables                                               (1,925)                (409)          (2,248)
  Other receivables                                                  (26)              (1,001)            (205)
  Accounts payable and accrued expenses                             1,112                  475            (489)
  Deferred revenues                                                 1,057              (1,016)             (59)
                                                       ------------------- -------------------- ----------------

Net cash used in operating activities                             (6,507)             (13,018)         (10,482)
                                                       ------------------- -------------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments
                                                                        -             (16,620)           14,637
Purchases of equipment                                              (732)              (2,928)            (594)
                                                       ------------------- -------------------- ----------------
Net cash provided by (used in) investing
  activities                                                        (732)             (19,548)           14,043
                                                       ------------------- -------------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt (net)                                                  14                (174)              (6)
Long-term debt                                                         35                    -                -
Repayments of long-term debt                                        (147)                (110)             (82)
Net proceeds from issuance of Convertible Preferred
shares                                                             11,374                    -                -
Net proceeds from issuance of Ordinary
  shares                                                                -               28,170                -
Purchase of treasury shares                                             -                    -             (43)
Net proceeds from warrants exercised                                    -                  579                -
Employee and ESPP options exercised                                    31                  701              257
                                                       ------------------- -------------------- ----------------
Net cash provided by financing activities
                                                                   11,307               29,166              126
                                                       ------------------- -------------------- ----------------

Increase (decrease) in cash and cash
  equivalents                                                       4,068              (3,400)            3,687
Cash and cash equivalents at beginning
  of year                                                           3,770                7,838            4,438
                                                       ------------------- -------------------- ----------------
Cash and cash equivalents at end of year                          $ 7,838              $ 4,438           $8,125
                                                       =================== ==================== ================

Supplemental cash flow information
Cash paid for interest                                              $ 137                 $ 86             $ 22
                                                       =================== ==================== ================

The accompanying notes are an integral part of these consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (INFORMATION AS OF DECEMBER 31, 2000 AND 2001 AND
              FOR THE YEAR ENDED DECEMBER 31, 1999, 2000 and 2001)
                            (IN THOUSANDS OF DOLLARS)

NOTE 1 -- GENERAL

          ClickSoftware Technologies Ltd. (the "Company" or "ClickSoftware") was incorporated in Israel and is the world's leading provider of end-to-end service optimization software. The ClickSoftware Service Optimization suite consists of CLICKSCHEDULE, which enables companies to automate and optimize their service resources; CLICKANALYZE and CLICKPLAN, which enables corporate decision makers the ability to intelligently analyze past performance, monitor current performance,  and  effectively  plan for future  service  needs;  and  CLICKFIX,
CLICKMOBILE, and SERVICEMARKETPLACE, which empowers service personnel by providing real-time information and solutions for service related issues. ClickSoftware products are used by a wide array of companies, including customers in the telecommunications, utilities, financial services, aerospace, defense, semi-conductor, and home service.

          The Company has incurred net operating losses since inception and, as of December 31, 2001, had an accumulated deficit of $50.8 million. The Company is subject to various risks associated with companies in a comparable stage of development, including competition from substitute products and larger competitors, dependence on key individuals, and the potential necessity to obtain adequate financing to support its growth.

          On June 22, 2000, ClickSoftware completed the initial public offering of its ordinary shares (the "IPO"). A total of 4,000,000 ClickSoftware ordinary shares were sold to the public at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $1.96 million in underwriting discounts before expenses, were approximately $26.04 million. Concurrent with the IPO, all of the shares of the Company's Series A, Series B, Series C and Series D convertible preferred stock were converted into shares of the Company's ordinary shares on a share for share basis.

          On July 20, 2000, the IPO underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares from ClickSoftware at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $0.3 million in underwriting discounts before expenses were approximately $3.9 million.

          In January 2001, due to macroeconomic and capital spending issues affecting the software industry, the Company instituted a reorganization program to prioritize its initiatives, focus on profit contribution, reduce expenses, and improve efficiency. This reorganization program included a worldwide workforce reduction and reorganization of certain business functions.

          In fiscal 2001, the Company recorded reorganization costs and other special charges classified as operating expenses and primarily consisted of salary, vacation reimbursement, and severance pay. The following table provides detailed information relating to the status of the reorganization during fiscal 2001:

                                        (IN THOUSANDS)
                       Balance at                                     Balance at
                         January     Reorganization                    December
                         1,2001         Expense         Cash Payments   31,2001
       Workforce
       Reduction         $  0           $ 294             $ 294           $  0


          The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries in the U.S. (ClickSoftware, Inc., a California corporation), in the U.K. (ClickSoftware Europe Limited) and in Belgium (ClickSoftware Belgium, N.V.). The subsidiaries are primarily engaged in the sale and marketing of the Company's products within North America, Europe and the rest of the world.

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

          The representative rate of exchange of the U.S. dollar in relation to the New Israeli Shekel ("NIS") at December 31, 2001 - U.S.$1.00 = NIS 4.416 (December 31, 2000 = NIS 4.041).


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

          The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

PRINCIPLES OF CONSOLIDATION

          The financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany balances and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

          For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

          Short-term securities are classified as "trading" and stated at market value. Gains and losses are included in interest and other income (expense) in accordance with the principles set forth in SFAS No.115.

CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the company to credit risk consist principally of cash instruments and accounts receivable. The Company maintains cash and cash equivalents and investments with major financial institutions and limits the amount of credit exposure with any institution. Credit risk with respect to accounts receivables are limited due to the large number of customers and ongoing credit evaluations performed by the Company in regard to its customers and maintaining allowances for potential credit losses.

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

BASIC AND DILUTED NET LOSS PER SHARE

          Basic and diluted net loss per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net loss per share have been computed using the weighted-average number of ordinary shares outstanding during the year, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised (see note 13).

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                      1999            2000            2001
                                                                 ---------------- -------------- ---------------
                                                                (IN THOUSANDS EXCEPT SHARE DATA AND SHARE NUMBERS)

Net loss attributable to ordinary shareholders                        $ (12,968)     $ (13,046)       $ (9,139)
Basic and diluted:
  Weighted average shares used in computing
   basic and diluted net loss per ordinary share                       5,948,816     22,312,554      25,098,321
                                                                 ================ ============== ===============
  Basic and diluted net loss per Ordinary share                       $   (2.18)     $   (0.58)       $  (0.36)
                                                                 ================ ============== ===============

          All convertible preferred shares, warrants for convertible preferred shares, outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share because all such securities are antidilutive for all years presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 16,577,409, 2,761,049 and 3,672,383, as of December 31, 1999, 2000 and 2001, respectively.

SHARE-BASED COMPENSATION

          SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method of accounting or the method prescribed in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method. The Company has elected to account for its share-based compensation arrangements under the provisions of APB 25, including the FASB interpretation No. 44, "Accounting for certain transactions involving Stock Compensation - an interpretation of APB 25", and accordingly, has included in note 13 the pro forma disclosures required under SFAS No. 123.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on the Company's consolidated financial statements.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Although SFAS 144
supersedes FASB Statement No. 121, it retains the requirements of SFAS 121 regarding recognition of impairment loss for long-lived assets to be held and used (based on undiscounted cash flows) and resolves certain implementation issues. Also, the accounting model used in SFAS 121 for long-lived assets to be disposed of by sale (lower of carrying amount or fair value less cost to sell) is broadened by SFAS 144 to include discontinued operations and supersedes APB Opinion No. 30. Therefore, discontinued operations will no longer be measured on a net realizable value basis and future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's consolidated financial statements.

NOTE 3 -- CASH AND CASH EQUIVALENTS

                                                                                         DECEMBER 31,
                                                                                      2000           2001
                                                                              --------------- -------------
                                                                                         (in thousands)
In U.S. dollars                                                                     $ 3,470       $ 7,784
In British Pounds                                                                       436           336
In NIS                                                                              $   532       $     5
                                                                              --------------- -------------
                                                                                    $ 4,438       $ 8,125
                                                                              --------------- -------------

         The cash equivalents bear an average annual interest rate of 1.8%.

NOTE 4 - SHORT-TERM INVESTMENTS
                                                                                        DECEMBER 31,
                                                                                    2000           2001
                                                                              --------------- -------------
                                                                                         (in thousands)

Asset-backed Securities (average annual interest rate of 2.9%)                      $  5,440      $  1,545
Euro Dollar Bonds                                                                      5,121             -
Taxable Securities                                                                     4,026             -
Corporate Bonds                                                                        2,291             -
Commercial Papers                                                                   $      -      $    301
                                                                              --------------- -------------
                                                                                    $ 16,878      $  1,846
                                                                              =============== =============


The Short-term investments bear an average annual interest rate of 2.8%.

NOTE 5 - ALLOWANCE FOR DOUBTFULL ACCOUNTS
                                                                                      DECEMBER 31,
                                                                                   2000           2001
                                                                              --------------- -------------
                                                                                         (in thousands)

Balance at Beginning of Year                                                        $    130       $ 742
Charged to expenses                                                                    1,109       2,035
Deductions                                                                               497       1,865
                                                                              --------------- -------------
Balance at Year end                                                                 $    742      $  912
                                                                              =============== =============



NOTE 6 - OTHER RECEIVABLES AND PREPAID EXPENSES
                                                                                      DECEMBER 31,
                                                                                   2000           2001
                                                                              --------------- -------------
                                                                                         (in thousands)
Government participations and other government receivables                          $    421      $    329
Employees                                                                                 78            58
Other receivables and prepaid expenses                                                   967          1284
                                                                              --------------- -------------
                                                                                    $  1,466      $  1,671
                                                                              =============== =============

NOTE 7 -- PROPERTY AND EQUIPMENT
                                                                                      DECEMBER 31,
                                                                                    2000           2001
                                                                              --------------- -------------
                                                                                     (in thousands)
Cost
Computers and office equipment                                                      $  4,264      $  4,916
Leasehold improvements                                                                 1,551         1,664
Motor vehicles                                                                           580           409
                                                                              --------------- -------------

                                                                                    $  6,395      $  6,989
Accumulated Depreciation                                                               2,623         3,539
                                                                              --------------- -------------
NET BOOK VALUE                                                                      $  3,772      $  3,450
                                                                              =============== =============

          For the years ended December 31,1999, 2000 and 2001 depreciation expense was $484,000, $654,000 and 916,000, respectively.

NOTE 8 -- SHORT-TERM DEBT
                                                                                      DECEMBER 31,
                                                                                   2000           2001
                                                                              --------------- -------------
                                                                                     (in thousands)

Short-term debt                                                                     $      -      $     72
Current maturities on long-term debt (note 10)                                           146            68
                                                                              --------------- -------------
                                                                                    $    146      $    140
                                                                              =============== =============

NOTE 9 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                                                      DECEMBER 31,
                                                                                   2000           2001
                                                                              --------------- -------------
                                                                                     (in thousands)

Suppliers                                                                           $  1,335      $    732
Employee and related expenses                                                          1,075           941
Accrued royalties                                                                        389           567
Other                                                                                    475           545
                                                                              --------------- -------------
                                                                                    $  3,274      $  2,785
                                                                              =============== =============

NOTE 10 -- LONG-TERM DEBT
                                                                                      DECEMBER 31,
                                                                                   2000           2001
                                                                              --------------- -------------
                                                                                     (in thousands)
Bank Loans
  In U.S. dollars                                                                   $    113      $     46
  In British Pounds                                                                       89            36
  Linked to the Israeli CPI                                                               47             7
                                                                              --------------- -------------
                                                                                    $    249      $     89
Less - current maturities (note 8)                                                       146            68
                                                                              --------------- -------------
                                                                                    $    103      $     21
                                                                              =============== =============

          A U.S. dollar loan in the amount of $30,000 bears annual interest of LIBOR plus 1% (3% as of December 31, 2001). The loan, linked to the Israeli CPI, bears interest at 5.4% per annum. The loans in British Pounds bear an average annual interest rate of 3.5%.

Long-term debt as of December 31, 2001, the amount that is repayable, net of current maturities, is as follows:

                                                                                         DECEMBER 31,
                                                                                      2000           2001
                                                                              --------------- -------------
                                                                                       (in thousands)
2002                                                                                $    72             -
2003                                                                                     26       $    20
2004                                                                                      5             1
                                                                              -------------- -------------
                                                                                    $   103       $    21
                                                                              ============== =============

NOTE 11 - ACCRUED SEVERANCE PAY

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

          Severance pay expenses amounted to $202,000, $562,000 and $266,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

          In connection with its research and development, the Company received participation payments from the State of Israel in the total amount of $5,370,000. In return for the Government of Israel participation, the Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% -- 150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. The Company has paid or accrued royalties through December 31, 2001 of $1,927,000.

          Long-term bank debt and liabilities to banks in respect of guarantees given for the benefit of the Company are secured by fixed charges on vehicles in the amount of $62,000.

          The Company operates from leased facilities in Israel, the United States and the U.K., for periods expiring in the years 2002 through 2005 (some with a renewal option ending in May 2008) Minimum future rental payments, as of December 31 are as follows:

                                            (in thousands)
                                       ----------------------
                2002                                 $ 1,257
                2003                                   1,258
                2004                                   1,155
                2005                                     985
                                       ----------------------
                                                     $ 4,655
                                       ======================


Rent expense amounted to $722,000, $1,039,000 and $1,138,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 13 -- SHAREHOLDERS' EQUITY

A. SHARE CAPITAL -- COMPRISES OF SHARES OF NIS 0.02 PAR VALUE.

                                                                                NUMBER OF SHARES
                                       ---------------------------------------------------------------------------------------
                                                AUTHORIZED                    ISSUED (*)                OUTSTANDING (*)
                                               DECEMBER 31,                  DECEMBER 31,                DECEMBER 31,
                                           2000            2001           2000          2001          2000          2001
                                       -------------- --------------- ------------- ------------- ------------- --------------
Ordinary shares                          100,000,000     100,000,000    26,064,539    26,285,464    26,064,539     26,246,464
Special preferred shares                   5,000,000       5,000,000             -             -             -              -
                                       -------------- --------------- ------------- ------------- ------------- --------------
Total shares                             105,000,000     105,000,000    26,064,539    26,285,464    26,064,539     26,246,464
                                       ============== =============== ============= ============= ============= ==============

----------------
(*) Includes shares reserved for allocation against employee options granted but not yet exercised, held by a trustee. The total number of Ordinary shares held by the trustee are 911,230 as of December 31, 2000, and 791,031 as of December 31,2001.

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

B. ISSUANCES

          In March 2000 the Company granted a warrant to purchase 76,200 ordinary shares at an exercise price of $0.01 per share to an investor in connection with the issuance of preferred convertible shares in December 1999. This warrant was exercised in March 2000.

          In February 2000, 15,329 ordinary shares were allocated to a consultant in accordance with an agreement for services provided in 1997 valued at $15,000. These shares were released from ordinary shares held in reserve by a trustee.

          In March 2000, a shareholder exercised a warrant to acquire 18,926 Ordinary shares at an exercise price of $0.58 per share.

          In June 2000, prior to the IPO, the March 1998 warrants were exercised as follows: 289,131 shares at exercise price of $1.96 and 75,182 shares without cash consideration.

          On June 22, 2000, the Company completed the initial public offering of its ordinary shares (the "IPO"). A total of 4,000,000 ordinary shares were sold to the public at a price of $7.00 per share. Cash proceeds to ClickSoftware net of $1.96 million in underwriting discounts before expenses, were approximately $26.04 million.

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

          In November 2000, certain employees purchased 23,288 ordinary shares at a price of $2.60 per share according to the 2000 Employee Share Purchase Plan.

          During the year ended December 31, 2001, certain employees exercised their options to acquire 150,287 ordinary shares. Of the ordinary shares 88,267 had been previously issued and held by the trustee and were included in the number of issued and outstanding ordinary shares, whereas 62,020 represented newly issued shares.

          During the year ended December 31,2001, certain employees purchased 158,905 ordinary shares at an average price $0.87 per share according to the 2000 Employee Share Purchase Plan.


C. WARRANTS

          Warrants to purchase 393,552 preferred convertible shares were issued on March 31, 1998 in conjunction with the conversion to preferred convertible shares of a convertible subordinated promissory note. The warrants were recorded at their fair market value and included in additional paid-in capital. The exercise price for the purchase of 393,552 shares is $1.96.

          A total of 364,313 shares were exercised prior to the Company's IPO.

D. EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

          During the year ended December 31,2001 the Board of Directors and Shareholders at the annual meeting approved the grants of stand-alone options to purchase 144,036 ordinary shares to directors.

          The Company has adopted new option plans in 2000 under which they have granted during the year ended December 31,2000, 1,015,213 options at a weighted average exercise price of $5.75 per share and a vesting period of four years. Under the same program during the year ended December 31,2001,the Company granted 1,375,652 options at a weighted average exercise price of $1.50 per share

          In connection with the grant of certain options to employees during fiscal 1999, the Company recorded deferred compensation of approximately $3,401,000, representing the difference between the estimated fair value of the Ordinary shares and the exercise price of these options at the date of grant. Such amount is presented as a part of shareholders' equity and amortized over the vesting period of the applicable options. The Company recorded amortization of deferred compensation of approximately $738,000, $1,237,000 and $437,000 during the years ended December 31, 2001,2000 and 1999, respectively.

          During 2001 a total of 93,910 options expired which reduced deferred compensation by approximately $282,000. During 2000, a total of 91,571 options expired which reduced deferred compensation by approximately $306,000. As of December 31, 2001, the remaining deferred compensation of approximately $401,000 will be amortized as follows: $300,000 and $101,000 during the years ended 2002 and 2003, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded, are forfeited.

          If deferred compensation had been determined under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and basic and diluted net loss per share would have been increased or decreased to the following proforma amounts:

                                                1999                 2000                 2001
                                             ----------           ----------           ----------
Net loss
     As reported                             $ (12,968)           $ (13,046)            $  (9,139)
     Proforma                                  (13,039)             (13,172)               (9,329)
Basic and diluted net loss per
   share
     As reported                             $  (2.18)            $  (0.58)             $  (0.36)
     Proforma                                   (2.19)               (0.59)                (0.37)

          Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes option pricing" method with the following weighted-average assumptions:(1) expected life of 1.2 years (1999 - 1.3, 2000 - 1.3); (2) dividend yield of 0% (3) expected volatility of 122% (1999 - 0%, 2000 - 152%) and (4) risk-free interest rate of 1.75% (1999 -
5%, 2000 - 5%).

          Transactions related to the above discussed options and warrants granted to employees and consultants during the years ended 2000 and 2001, and the weighted average exercise prices per share and weighted average fair value of the options at the date of grant are summarized as follows:

                                                                                  WEIGHTED AVERAGE
                                                         OPTIONS                      EXERCISE      WEIGHTED AVERAGE
                                                      AVAILABLE FOR    OUTSTANDING    PRICE PER         FAIR VALUE
                                                          GRANT        OPTIONS (*)      SHARE           OF OPTION
                                                     -------------------------------------------------------------------
Outstanding December 31, 1999                                335,695       2,665,034        1.16
Authorized                                                 3,800,000
Granted                                                  (1,015,213)       1,015,213        5.75         $ 1.57
Forfeited                                                    288,189       (288,107)        2.99
Exercised                                                          -       (631,091)        1.01
Exercised Employee Stock Purchase Plan                      (23,288)               -
                                                     ---------------- --------------- -----------
Outstanding December 31, 2000                              3,385,383       2,761,049        2.65
Granted                                                  (1,519,688)       1,519,688        1.51         $ 0.72
Forfeited                                                    458,067       (458,067)        2.20
Exercised                                                                  (150,287)        0.79
Exercised Employee Stock Purchase plan                     (158,905)
                                                     ---------------- --------------- -----------
Outstanding December 31, 2001                              2,164,857       3,672,383        2.31
                                                     ================ =============== ===========

-----------------
(*) As of  December  31,  1999,  2000 and 2001,  1,206,920,  912,228 and 791,031
Ordinary shares are held by a trustee and have been reserved for allocation against certain employee options granted but not yet exercised.

          The following table summarizes information about options outstanding and exercisable as of December 31, 2001:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            --------------------------------------------------- --------------------------------
                                 NUMBER       WEIGHTED-AVERAGE                      NUMBER
                             OUTSTANDING AT      REMAINING     WEIGHTED-AVERAGE OUTSTANDING AT   WEIGHTED-AVERAGE
         RANGE OF             DECEMBER 31,      CONTRACTUAL    EXERCISE PRICE    DECEMBER 31,    EXERCISE PRICE
      EXERCISE PRICE              2001             LIFE                              2001
            $
----------------------------------------------------------------------------------------------------------------
            0.58                     657,601             3.09      $ 0.58               599,534      $ 0.58
            0.83                     280,408             5.91      $ 0.83               142,604      $ 0.83
            1.83                     496,390             4.96      $ 1.83               285,660      $ 1.83
            3.67                      90,000             3.85      $ 3.67                62,500      $ 3.67
            8.50                     227,133             7.08      $ 8.50                68,750      $ 8.50
           10.00                      65,000             8.25      $10.00                27,083      $10.00
            8.00                      15,000             8.41      $ 8.00                 7,917      $ 8.00
            4.37                     205,538             7.85      $ 4.37                40,058      $ 4.37
            3.06                     275,000             8.86      $ 3.06                63,638      $ 3.06
            1.69                     787,090             9.08      $ 1.69               339,715      $ 1.69
            1.21                     224,010             9.58      $ 1.21               149,340      $ 1.21
        0.75 - 1.81                  349,213             9.58      $ 1.22                 3,005      $ 1.26
                            -----------------                                   ----------------
                                   3,672,383                                          1,789,804
                            =================                                   ================

NOTE 14 -- SEGMENT REPORTING

          In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company is organized and operates as one business segment, the design, development, and marketing of software solutions.

            The Company's revenue by geographic area is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                              2000          2001
                                                                           ------------- ------------
           Revenue                                                       (in thousands)
           North America                                         $ 6,978        $ 9,766      $ 7,956
           Europe                                                  2,163          5,027        6,751
           Israel                                                    905            440          455
           Asia Pacific and Africa                                   280            509        3,042
                                                             ------------ -------------- ------------
                                                                $ 10,326       $ 15,742     $ 18,204
                                                             ------------ -------------- ------------

           Sales to a single customer exceeding 10%
                                                                  %             %             %
                                                             ------------ -------------- ------------
           Customer A                                                  -              -          12%

            Long lived Assets by geographical areas is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                              2000          2001
                                                                           ------------- ------------
                                                                               (in thousands)
           Net Property and Equipment
           North America                                                         $2,373       $2,255
           Europe                                                                   183          198
           Israel                                                                 1,216          997
                                                                            ------------ ------------
                                                                                 $3,772       $3,450
                                                                            ============ ============

NOTE 15 -- TAXES ON INCOME

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

          The Company has net operating loss carryforwards in Israel of approximately $12.9 million as of December 31, 2001. In addition losses of approximately $23.9 million are attributable to the U.S. subsidiary which will expire between 2008 and 2014. The UK subsidiary has carryforward tax losses of approximately $5.7 million as of December 31, 2001. The carryforward tax losses for Israel and the UK have no expiration date.

          The Company expects that during the period in which these tax losses are utilized, its income would be substantially tax exempt. Accordingly there will be no tax benefit available from such losses and no deferred tax assets have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

Israel and International components of income profit (loss) before taxes are:



                                              YEAR ENDED DECEMBER 31,
                                         1999           2000           2001
                                    --------------- -------------- -------------
                                                  (in thousands)
   Israel
                                          $(2,980)       $(5,153)       $ 1,250
   International                           (9,988)        (7,893)      (10,389)
                                    --------------- -------------- -------------
                                        $ (12,968)     $ (13,046)     $ (9,139)
                                    --------------- -------------- -------------

NOTE 16 -- BALANCES AND TRANSACTIONS WITH RELATED PARTIES

          On January 1, 1997, the Company transferred its "Nester" division to a company under common control. The majority of the following balances and transactions are with that affiliated company.


                                                              DECEMBER 31,
                                                           2000         2001
                                                       ----------  ------------
                                                             (in thousands)
 Balances:
      Other Receivables                                 $  121        $   294



                                                  YEAR ENDED DECEMBER 31,
                                              1999         2000         2001
                                            --------     --------     --------
                                                      (in thousands)
  Transactions:
    Management fee income from Nester         $  48       $  48        $  48
    Other transactions                        $ 105       $ 208        $ 165

NOTE 17 - UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

          The following table presents the quarterly information for fiscal 2001 and 2000:

                                                            First        Second        Third         Fourth
                                                           Quarter       Quarter      Quarter        Quarter
                                                        --------------------------------------------------------
                                                                (in thousands except per share amounts)
                                                                              (Unaudited)
2001
Net sales                                                    $  4,516     $  5,044      $  2,739       $  5,905
Gross profit                                                 $  3,070     $  3,328      $  1,352       $  4,684
Net Loss                                                     $(2,529)     $(1,844)      $(4,147)       $  (619)
----------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share:                        $ (0.10)     $ (0.07)      $ (0.16)       $ (0.02)
Shares used in computing basic and
  diluted net loss per share                                   24,976       25,097        25,155         25,211
Price per ordinary share - high                              $  2.719     $   1.43      $   1.82       $   1.47
Price per ordinary share - low                               $   0.75     $  0.563      $    0.7       $   0.82

2000
Net sales                                                    $  3,511     $  4,308      $  4,789       $  3,134
Gross profit                                                 $  2,188     $  2,934      $  3,319       $  1,873
Net Loss                                                     $(3,352)     $(2,737)      $(1,851)       $(5,106)


----------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share                         $ (0.17)     $ (0.14)      $ (0.07)       $ (0.20)

Shares used in computing basic and
  Diluted net loss per share                                   19,502       20,266        24,699         24,928
Price per ordinary share - high                                   N/A     $  7.375      $  8.750       $  3.656
Price per ordinary share - low                                    N/A     $  5.813      $  3.000       $  1.750

          The company's ordinary shares are traded on the NASDAQ. As of March 4, 2002, there were approximately 1,148 registered holders of ordinary shares.

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

(d) Family relationships - None.

(e) Business experience - See the section entitled "Executive Officers and Directors" in Part I, Item 1 hereof.

(f) Legal proceedings - See the section entitled "Legal  Proceedings" in Part I,
Item 3 hereof.

(g) Promoters and control persons - None.

SECTION 16(a) BENEFICIAL OWENERSHIP REPORTING COMPLIANCE - Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during the year ending December 31, 2000, all Section 16 filing requirements were met, except that Ms. Schinderman filed one late report on Form 3 to report her initial holdings and all directors and officers filed annual statements on Form 5 one day late.

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

COMPENSATION COMMITTEE

The Compensation Committee (the "Committee") is comprised of Mr. Eddie Shalev, Mr. James Thanos and, Mr. Israel Borovich. All have been independent, non-employee members of the Board of Directors. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past. The Committee is responsible for setting and administering the policies governing annual compensation of executive officers, considers their performance and makes recommendations regarding their cash compensation and stock options to the full Board of Directors. As we only established the Committee in connection with our initial public offering in 2000, there is a limited history; however the Committee expects, pursuant to its charter, to periodically review the approach to executive compensation and make changes as competitive conditions and other circumstances warrant.

COMPENSATION PHILOSOPHY

In July 2000, we completed the initial public offering of our ordinary shares. In reviewing the compensation for the upcoming fiscal year, the Committee addressed two distinct areas in order to meet the needs of the Company as we continue to grow and mature. The Committee recognizes that in order for us to develop new products and scale the business, the ability to attract, retain and reward executive officers who will be able to operate effectively in a high growth complex environment is vital. In that regard, we must offer compensation that (a) is competitive in the industry; (b) motivates executive officers to achieve our strategic business objectives; and (c) aligns the interests of executive officers with the long-term interests of stockholders.

We currently use salary, a management incentive plan and stock options to meet these requirements. For incentive-based compensation, the Committee considers the desirability of structuring such compensation arrangements so as to qualify for deductibility under Section 162(m) of the Internal Revenue Code. As the Committee applies this compensation philosophy in determining appropriate executive compensation levels and other compensation factors, the Committee reaches its decisions with a view towards our overall performance.

COMPENSATION

The following table sets forth all compensation received for services rendered to us and our subsidiaries in all capacities during the last three years by (i) our Chief Executive Officer and (ii) our four other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                               COMPENSATION TABLE


NAME                                  ANNUAL COMPENSATION               LONG TERM COMPENSATION AWARDS
----
     POSITION                                                                        SECURITIES       ALL OTHER
     --------                                                    OTHER ANNUAL        UNDERLYING       COMPENSATION
                        YEAR       SALARY           BONUS        COMPENSATION        OPTIONS              ($)
                        ----       ------           -----        ------------        -------               ---
Moshe BenBassat,
     CEO
                         1999      178,989           189,112       -                  720,000               -
                         2000      225,000           239,709      83,594 (1)           -                    -
                         2001      222,188            22,500      79,449 (1)           -                    -

Shimon Rojany
     CFO
                         1999       88,333            32,083       -                   73,227               -
                         2000      185,833            68,083       4,362 (2)           30,000               -
                         2001      211,542            10,000       1,587 (2)           79,000               -

Corey Leibow
     COO
                         1999      -              -                -                        -               -
                         2000       27,865        -                -                  275,000               -
                         2001      203,438            34,000       1,298 (2)           24,000               -

David Schapiro
     Executive V.P. - Markets and Products
                         1999      103,080            12,397      23,142 (3)           31,036               -
                         2000      131,858            14,714      29,006 (3)           30,000               -
                         2001      128,538        -               39,744 (3)           20,000               -

Hannan Carmeli
     Sr. V.P. Product Services and
Operations

                         1999       88,477             9,169      26,347 (3)           18,000               -
                         2000      102,625            12,175      28,370 (3)           18,000               -
                         2001      116,411        -               31,132 (3)           25,000               -

-----------------------------
(1) Other compensation to Dr. BenBassat includes $75,000 housing allowance.
(2) Executive disability insurance.
(3) Contributions to employee benefit programs.

OPTION GRANTS IN YEAR 2001

The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 2001. All such options were granted under our various option plans approved during 2000, and these options generally vest over two to four years.

                           Number of       % of Total
                             Shares         Options       Weighted
                           Underlying      Granted to     Exercise
                        Options Granted    Employees in     Price     Expiration                  Present Value
                                            2001            ($/sh)        Date     Grant Date         (1)
                       ----------------   -------------  ----------  -----------  -----------    --------------
Moshe BenBassat             -                0.00%            -             -                              -
Shimon Rojany                  79,000        5.92%       $     1.66      2/8/11        2/8/01         $ 60,974
Corey Leibow                   24,000        1.80%       $     1.61      2/8/11        2/8/01         $ 17,184
Hannan Carmeli                 25,000        1.87%       $     1.59      2/8/11        2/8/01         $ 17,499
David Schapiro                 20,000        1.50%       $     1.69      2/8/11        2/8/01         $ 15,924

----------------------------
(1) Computed using the Black-Scholes option pricing model. Full vesting of options is six months to two years from grant date. Assumes the average expected life of the option is between 0.29 and 1.042 years, a volatility of 122%, an annual dividend yield of 0.0% risk free interest rate of 1.75%.


AGGREGATE OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

The following table sets forth certain information concerning options exercised by the Named Executive Officers in year 2001, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2001.

                                                     Number of Securities
                                                 Underlying Unexercised Options     Value of Unexercised
                                                     as of December 31, 2001      In-the-Money Options at
                   Shares Acquired     Value                                      December 31, 2001 (1)
                                                 ------------------------------------------------------------
                     on Exercise      Realized     Exercisable   Unexercisable   Exercisable  Unexercisable
                  -------------------------------------------------------------------------------------------
Moshe BenBassat            18,000   $   (10,499)        268,099         228,293       -             -
Shimon Rojany            -               -               89,890          45,515       $ 23,482      $  9,170
Corey Leibow             -               -               85,478         213,522       $    159      $     80
David Schapiro           -               -              194,952          83,047       $124,487      $ 24,320
Hannan Carmeli           -               -               81,963          51,036       $ 46,348      $ 11,254

(1) Based upon the Closing Price of the ordinary shares on December 31, 2001 of $1.27 less the exercise price per share.

DIRECTORS' COMPENSATION

In 2001 outside directors were not compensated for either membership on the board member or attendance at board meetings, though expenses for attending Board and committee meetings were reimbursed.

Under our 2000 Share Option Plan, as amended in 2001, new non-employee directors, except for certain directors designated as External Directors under Israeli law, are automatically granted an option to purchase 30,000 of our ordinary shares, when they first become a director. Each year after the initial grant, they are entitled to receive an additional option grant to purchase up to 7,500 ordinary shares. All options are granted at the fair market value on the date of grant vest one quarter each year over four years from the date of grant.

Pursuant to Israeli law restrictions on director compensation, Ms. Schinderman, as an External Director, received an option to purchase 24,036 ordinary shares at the time of her election to our board in September 2001. All other directors received grants of option to purchase 30,000 ordinary shares in 2001. These grants, all separately approved at our 2001 annual meeting of shareholders, vest monthly over two years from the date of grant.

COMPARISON OF TOTAL CUMULATIVE STOCKHOLDER RETURN

The following graph compares the quarterly share price of the Company's ordinary shares with the index return of the NASDAQ National Market Index and with the NASDAQ Index of Computer Stocks for the period from June 23, 2000 (the date on which the Company's ordinary shares began trading on the NASDAQ) through December 31, 2001. The Company has paid no dividends on its Ordinary shares. Historical stock price performance should not be relied upon as indicative of future stock price performance:


                    CKSW        Nasdaq USA                 Nasdaq Computer
                                                          & Data Processing
    6/30/00         -5%              3%                           5%
    9/29/00        -46%             -5%                          -3%
   12/29/00        -76%            -36%                         -40%
    3/30/01        -86%            -52%                         -56%
    6/29/01        -82%            -44%                         -43%
    9/28/01        -86%            -61%                         -65%
   12/31/01        -83%            -49%                         -52%


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF ORDINARY SHARES

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of December 31, 2001 for:

     *    each of our Named Executive Officers;
     *    each of our directors;
     * each person or group known by us to beneficially own more than 5% of our outstanding ordinary shares; and
     *    all of our executive officers and directors as a group.

Beneficial ownership of ordinary shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any ordinary shares over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2001. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all ordinary shares held by them. Applicable percentage ownership in the following table is based on 27,251,964 shares outstanding as of March 15, 2002.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ClickSoftware Technologies Ltd., 34 Habarzel Street, Tel Aviv, Israel.

                                                                                         ORDINARY SHARES
                                                                                        BENEFICIALLY OWNED
NAME AND ADDRESS                                                                      NUMBER        PERCENTAGE
-------------------------                                                         ------------   -------------
SHAREHOLDERS
                                                                                  --------------- ---------------
Entities affiliated with Worldview Technology Partners (11)                            2,254,121           8.13%
     435 Tasso Street, Suite 120
     Palo Alto, CA 94301
Entities affiliated with Genesis Partners (13)                                         2,871,270          10.36%
     50 Dizengoff Street
     Tel-Aviv 64332, Israel
Entities affiliated with Oak Investments Partners (12)                                 4,724,027          17.04%
     525 University Avenue, Suite 1300
     Palo Alto, CA  94301
Entities affiliated with Meritech Capital Associates LLC (12)                          1,828,629           6.59%
     90 Middlefield Road, Suite 201
     Menlo Park, CA  94025
Liberty Wanger Asset Management (11)                                                   1,660,000           5.99%
     227 West Monroe Street, Suite 3000
     Chicago, IL 60606-5016

NAMED EXECUTIVE OFFICERS AND DIRECTORS
Moshe BenBassat (1)                                                                    5,115,286          18.45%
Shimon Rojany (2)                                                                        457,872           1.65%
Corey Leibow (3)                                                                         132,625           0.48%
David Schapiro (4)                                                                       227,595           0.82%
Hannah Carmeli (5)                                                                       105,036           0.38%
Israel Borovich (6)                                                                       30,833           0.11%
Nathan Gantcher (7)                                                                       94,791           0.34%
Roni Einav (8)                                                                            26,562           0.10%
James W. Thanos (9)                                                                       33,750           0.12%
Janet Schinderman (10)                                                                     8,012           0.03%
Eddy Shalev                                                                            2,871,270        10.36%
                                                                                  --------------- ---------------

All executive officers and directors as a group (12 persons)                           9,316,756          33.60%
                                                                                  =============== ===============

---------------------
(1) Includes 2,246,887 shares held by Dr. BenBassat's spouse, Idit BenBassat. Also includes options to purchase 355,904 ordinary shares exercisable within 60 days of March 31, 2002 held by Dr. BenBassat.
(2) Includes options to purchase 118,227 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Rojany.
(3) Includes options to purchase 119,625 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Leibow
(4) Includes options to purchase 227,595 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Schapiro.
(5) Includes options to purchase 101,934 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Carmeli.
(6) Includes options to purchase 30,833 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Borovich.
(7) Includes options to purchase 44,791 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Gantcher.
(8) Includes options to purchase 26,562 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Einav.
(9) Includes options to purchase 28,750 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Mr. Thanos.
(10) Includes options to purchase 8,012 Ordinary Shares exercisable within 60 days of March 31, 2002 held by Ms. Schinderman.
(11) Based on schedule 13G-A filed on February 14, 2002.
(12) Based on Schedule 13G filed on February 14, 2001.
(13) Based on the Registrant's report on Form-3, filed on February 14, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2001, members of the board of directors and executive officers of the Company received grants of options for the Company's ordinary shares as set forth under "Item 11 - Executive Compensation".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS
                                  EXHIBIT INDEX

   EXHIBIT                       DESCRIPTION OF DOCUMENT
   NUMBER

3.1  (1)       Articles of Association of ClickSoftware Technologies Ltd.
4.1  (1)       Specimen of Ordinary Share Certificate
4.2  (1)       Fourth Amended and Restated Registration Rights Agreement,
               dated December 15, 1999
10.1 (2)       Form of 2000 Share Option Plan, as amended
10.2 (1)       Form of 2000 Employee Share Purchase Plan
10.3 (1)       Employment Agreement between ClickSoftware Technologies Ltd.
               and Moshe BenBassat
10.4 (1)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Shimon Rojany
10.5 (1)       Form of Indemnification Agreement
10.6 (1)       Form of 1996 Option Plan
10.7 (1)       Form of 1997 Option Plan
10.8 (1)       Form of 1998 Option Plan
10.9 (1)       Form of 1999 Option Plan
10.10(1)       Form of 1999 Option Plan
10.12(1)       Form of 2000 Israeli Plan
10.13(1)       Form of 2000 Unapproved U.K. Share Scheme
10.14(1)       Form of 2000 Approved U.K. Share Scheme
10.15(3)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Corey Leibow
10.16(4)       Lease made on January 21, 2000 by and between WTA Campbell
               Technologies Park, LLC and ClickSoftware, Inc.
21.1           Subsidiaries of the Registrant
23.1           Consent of Luboshitz Kasierer, Arthur Andersen
99.1           Letter from the Registrant to the SEC regarding Arthur Andersen's representation

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-file no. 333-30274), as amended.
(2) Incorporated by reference to the Registrants definitive proxy statement filed on August 6, 2001.
(3) Incorporated by reference to the Registrant's report on form 10-K filed on March 30, 2001.
(4) Incorporated by reference to the Registrant's report on form 10-Q filed on August 14, 2001.

(a)(1) FINANCIAL STATEMENTS
         Consolidated Balance Sheets
         Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows

(a)(2) FINANCIAL STATEMENTS SCHEDULES

         Schedule II - Valuation and Qualifying Accounts and Reserves

         All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(b) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Campbell, California, on March 25, 2002.

                                          CLICKSOFTWARE TECHNOLOGIES LTD.

                                          By:     /s/ Shimon M. Rojany
                                            ------------------------------------
                                                     Shimon M. Rojany
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                  DATE
             ---------                               -----                  ----
        /s/ Moshe BenBassat          Chief Executive Officer and        March 25, 2002
------------------------------------ Chairman of the Board of Directors
           Moshe BenBassat            (Principal Executive Officer)


        /s/ Shimon M. Rojany         Chief Financial Officer            March 25, 2002
------------------------------------ Principal Financial and Accounting
           Shimon M. Rojany          Officer)

        /s/ Roni Einav                Director                           March 25, 2002
------------------------------------
           Roni Einav

        /s/ Dr. Israel Borovich      Director                           March 25, 2002
------------------------------------
            Dr. Israel Borovich

        /s/ Nathan Gantcher          Director                           March 25, 2002
------------------------------------
            Nathan Gantcher

        /s/ Eddy Shalev              Director                           March 25, 2002
------------------------------------
            Eddy Shalev

        /s/ James W. Thanos          Director                           March 25, 2002
------------------------------------
               James W. Thanos

        /s/ Janet Schinderman        Director                           March 25, 2002
------------------------------------
           Janet Schinderman

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                          DESCRIPTION OF DOCUMENT

3.1  (1)       Articles of Association of ClickSoftware Technologies Ltd.
4.1  (1)       Specimen of Ordinary Share Certificate
4.2  (1)       Fourth Amended and Restated Registration Rights Agreement, dated
               December 15, 1999
10.1 (2)       Form of 2000 Share Option Plan, as amended
10.2 (1)       Form of 2000 Employee Share Purchase Plan
10.3 (1)       Employment Agreement between ClickSoftware Technologies Ltd.
               and Moshe BenBassat
10.4 (1)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Shimon Rojany
10.5 (1)       Form of Indemnification Agreement
10.6 (1)       Form of 1996 Option Plan
10.7 (1)       Form of 1997 Option Plan
10.8 (1)       Form of 1998 Option Plan
10.9 (1)       Form of 1999 Option Plan
10.10(1)       Form of 1999 Option Plan
10.12(1)       Form of 2000 Israeli Plan
10.13(1)       Form of 2000 Unapproved U.K. Share Scheme
10.14(1)       Form of 2000 Approved U.K. Share Scheme
10.15(3)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Corey Leibow
10.16(4)       Lease made on January 21, 2000 by and between WTA Campbell
               Technologies Park, LLC and
               ClickSoftware, Inc.
21.1           Subsidiaries of the Registrant
23.1           Consent of Luboshitz Kasierer, Arthur Andersen
99.1           Letter from the Registrant to the SEC regarding Arthur Andersen's representation

(1) Incorporated by reference to the Registrant's Registration Statement on Form S- file no. 333-30274), as amended.
(2) Incorporated by reference to the Registrants definitive proxy statement filed on August 6, 2001.
(3) Incorporated by reference to the Registrant's report on form 10-K filed on March 30, 2001.
(4) Incorporated by reference to the Registrant's report on form 10-Q filed on August 14, 2001.