Form 10-Q
period 2002-03-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2002-05-14
CIK 1105841

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          ------------------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period            from                to
                                      -----------     ----------------


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

     As of March 31, 2002, there were 26,247,954 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding.


                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

 (a)    Condensed Consolidated Balance Sheets as of March 31, 2002 and
        December 31, 2001..................................................................................................   3

 (b)    Condensed Consolidated Statements of Operations for the three
        months ended March 31, 2002 and March 31, 2001.....................................................................   4

 (c)    Condensed Consolidated Statements of Cash Flows....................................................................   5

 (d)    Notes to Condensed Consolidated Financial Statements...............................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................................................................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risks........................................................  20


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................................  21

Item 2. Changes in Securities and Use of Proceeds..........................................................................  21

Item 4. Submission of Matters to a Vote of Security Holders................................................................  21

Item 6. Exhibits and Reports on Form 8-K...................................................................................  21

Signatures.................................................................................................................  22



PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                           March 31,          December 31,
                                                                                              2002                2001
                                                                                       ------------------- -------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                     $      7,034         $     8,125
Short-term investments                                                                               2,359               1,846
Trade receivables                                                                                    4,723               6,623
Other receivables and prepaid expenses                                                               2,212               1,671

                                                                                       ------------------- -------------------
          Total current assets                                                                      16,328              18,265

Property and equipment, net                                                                          3,370               3,450
Severance pay deposits                                                                                 671                 652
                                                                                       ------------------- -------------------
          Total assets                                                                         $    20,369         $    22,367
                                                                                       =================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt                                                                                $        80         $       140
Accounts payable and accrued expenses                                                                2,869               2,785
Deferred revenues                                                                                      321                  68
                                                                                       ------------------- -------------------
       Total current liabilities                                                                     3,270               2,993
                                                                                       ------------------- -------------------

LONG-TERM LIABILITIES
   Long-term debt                                                                                        9                  21
   Accrued severance pay                                                                             1,377               1,379
                                                                                       ------------------- -------------------
       Total long-term liabilities                                                                   1,386               1,400
                                                                                       ------------------- -------------------
       Total liabilities                                                                             4,656               4,393
                                                                                       ------------------- -------------------

SHAREHOLDERS' EQUITY:

Preferred shares of NIS 0.02 par value:
   Authorized -- 5,000,000 as of December 31, 2001 and March 31, 2002; Issued and
   outstanding -- none as of December 31, 2001 and March 31, 2002.                                       -                   -
                                                                                                         -                   -
Ordinary shares of NIS 0.02 par value:
   Authorized -- 100,000,000 as of December 31, 2001 and March 31, 2002; Issued
   -- 26,285,464 shares as of December 31, 2001 and 26,286,954 as of March 31,
   2002.
   Outstanding-- 26,246,464 shares as of December 31, 2001 and 26,247,954 shares as of March 31, 2002.

                                                                                                       102                 101
Additional paid-in capital                                                                          69,147              69,143
Deferred compensation                                                                                 (326)               (401)
Accumulated deficit                                                                                (53,167)            (50,826)
Less treasury shares at cost                                                                           (43)                (43)
                                                                                       ------------------- -------------------
       Total shareholders' equity                                                                   15,713              17,974
                                                                                       ------------------- -------------------
Total liabilities and shareholders' equity                                                     $    20,369          $   22,367
                                                                                       =================== ===================


            See notes to condensed consolidated financial statements.
                                       3

                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                              2002                2001
                                                                                    -----------------------------------------
Revenues:
  Software license                                                                         $       1,605       $       3,103
  Service and maintenance                                                                          2,086               1,413
                                                                                    -----------------------------------------
     Total revenues                                                                                3,691               4,516
                                                                                    -----------------------------------------
Cost of revenues:
  Software license                                                                                     -                  74
  Service and maintenance                                                                          1,314               1,372
                                                                                    -----------------------------------------
     Total cost of revenues                                                                        1,314               1,446
                                                                                    -----------------------------------------
     Gross profit                                                                                  2,377               3,070
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                             817                 974
  Sales and marketing expenses                                                                     2,858               3,666
  General and administrative expenses                                                                988                 827
  Reorganization expenses                                                                              -                 294
  Share-based compensation                                                                            75                 171
                                                                                    -----------------------------------------
     Total operating expenses                                                                      4,738               5,932
                                                                                    -----------------------------------------
     Operating loss                                                                              (2,361)             (2,862)
Interest and other income, net                                                                        20                 333
                                                                                    -----------------------------------------
     Net loss                                                                             $      (2,341)      $      (2,529)
                                                                                    -----------------------------------------
Basic and diluted net loss per share                                                      $       (0.09)      $       (0.10)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted net loss per share                                 25,236,002          24,976,284
                                                                                    -----------------------------------------


            See notes to condensed consolidated financial statements.
                                       4

                          CLICKSOFTWARE TECHNOLOGIES LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                            2002                2001
                                                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $ (2,341)           $ (2,529)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                                       255                 260
  Amortization of deferred compensation                                                               75                 171
  Unrealized gain from investments                                                                    40                 220
  Severance pay, net                                                                                (21)                (50)
Changes in operating assets and liabilities:
  Trade receivables                                                                                1,900             (1,430)
  Other receivables and other prepaid
    expenses                                                                                       (541)                (80)
  Accounts payable and accrued expenses                                                               84                 512
  Deferred revenues                                                                                  253                 104
                                                                                    -----------------------------------------
Net cash used in operating activities                                                              (296)             (2,822)
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from )investments in) short-term investments, net                                         (553)               5,593
Purchases of equipment                                                                             (175)               (456)
                                                                                    -----------------------------------------
Net cash provided by (used in) investing activities                                                (728)               5,137
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt (repayment) of short-term debt                                                              (60)                  11
Repayment of long-term debt                                                                         (12)                 (9)
Employee options exercised                                                                             5                  51
                                                                                    -----------------------------------------
Net cash provided by (used in) financing activities                                                 (67)                  53
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                                 (1,091)               2,368
Cash and cash equivalents at beginning of period                                                   8,125               4,438
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                                     $   7,034           $   6,806
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                                 3                  21
                                                                                    =========================================




            See notes to condensed consolidated financial statements.
                                       5

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF MARCH 31, 2002 AND FOR THE THREE MONTHS ENDED
                       MARCH 31, 2002 AND MARCH 31, 2001)
               (IN THOUSANDS EXCEPT SHARE DATA AND SHARE NUMBERS)


1. Condensed Consolidated Financial Statements. The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the interim periods indicated. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending
          December 31, 2002. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in respect of interim reporting; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2001 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission.

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

                                                                                                          THREE MONTHS
                                                                                                         ENDED MARCH 31,
                                                                                                      2002            2001

         Net loss attributable to ordinary shareholders                                                  (2,341)         (2,529)
                                                                                                 --------------------------------
         Basic and diluted:
            Weighted average shares used in computing
              basic and diluted net loss per ordinary share                                           25,236,002      24,976,284
                                                                                                 --------------------------------

            Basic and diluted net loss per ordinary share                                                 (0.09)          (0.10)
                                                                                                 ================================



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

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K. These policies have been consistently applied in all material respects and address such matters as revenue recognition, including assessing clients' credit worthiness. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.


RECENT ACCOUNTING PRONOUNCEMENTS

None.

RESULTS OF OPERATIONS

Our operating results for each of the three months ended March 31, 2002 and 2001, expressed as a percentage of revenues are as follows:


                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31
                                                                                    -----------------------------------------
                                                                                            2002                2001
                                                                                    -----------------------------------------
Revenues:
  Software license                                                                                    43%                70%
  Service and maintenance                                                                             57%                30%
                                                                                    -----------------------------------------
     Total revenues                                                                                  100%               100%
Cost of revenues:
  Software license                                                                                      -                 2%
  Service and maintenance                                                                             36%                30%
     Total cost of revenues                                                                           36%                32%
                                                                                    -----------------------------------------
     Gross profit                                                                                     64%                68%
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                              22%                22%
  Sales and marketing expenses                                                                        77%                82%
  General and administrative expenses                                                                 27%                18%
  Reorganization expenses                                                                               -                 7%
  Share-based compensation                                                                             2%                 4%
                                                                                    -----------------------------------------
     Total operating expenses                                                                        128%               133%
                                                                                    -----------------------------------------
     Operating loss                                                                                 (64%)              (63%)
Interest and other income, net                                                                         1%                 7%
                                                                                    -----------------------------------------
     Net loss                                                                                       (63%)              (56%)
                                                                                    =========================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES: Company revenues decreased $0.8 million or 18% to $3.7 million for the three months ended March 31, 2002 from $4.5 million for the three months ended March 31, 2001. This decrease was the result of the general economic conditions, and slower than expected recovery in Information Technology spending. Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in the larger opportunities that were forecasted to close in first quarter and smaller than expected initial orders on the deals that did successfully close.

SOFTWARE LICENSE: Software license revenues were $1.6 million or 43% of total revenues for the three months ended March 31, 2002, and $3.1 million or 70% of total revenues for the three months ended March 31, 2001. The decrease in software license revenues was the result of delays in domestic and international opportunities during the first quarter of 2002.

SERVICE AND MAINTENANCE: Service and maintenance revenues were $2.1 million or 57% of revenues for the three months ended March 31, 2002, and $1.4 million or 30% of total revenue in the three months ended March 31, 2001. The increase in service and maintenance revenues was primarily due to an increase in professional services fees in connection with implementations performed for clients going into production during the first quarter of 2002.

COST OF REVENUES: Cost of revenues were $1.3 million or 36% of revenues for the three months ended March 31, 2002, and $1.4 million or 32% of revenues for the three months ended March 31, 2001. The decrease in the cost of revenues on an absolute basis was primarily due to the decrease in the amount of costs associated with the decrease in third party license revenues in the first quarter.

COST OF SOFTWARE LICENSES: There was no cost of software license revenues for the three months ended March 31, 2002. Cost of software license revenues for the three months ended March 31, 2001 were $74,000 or 2% of revenues. The decrease in the cost of software licenses was due to no new third parties' licenses being sold in the first quarter of 2002.

COST OF SERVICE AND MAINTENANCE: Cost of service and maintenance revenues was $1.3 million or 36% of revenues for the three months ended March 31, 2002, and $1.4 million or 30% of revenues for the three months ended March 31, 2001. The decrease in the cost of service and maintenance on an absolute basis was primarily due to service improvements reducing implementation time associated with our products.

GROSS PROFIT: Gross profit as a percentage of revenues was 64% for the three months ended March 31, 2002 as compared to 68% for the three months ended March 31, 2001. The decrease in the gross profit is due to the decrease in higher margin license revenues.

OPERATING EXPENSES: Total operating expenses were $4.7 million or 128% of revenues for the three months ended March 31, 2002, and $5.9 million or 131% of revenues for the three months ended March 31, 2001. The decrease in operating expenses was primarily due to the decreases in sales and marketing costs and one-time reorganization expenses as a percentage of revenues incurred in the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $817,000 or 22% of revenues for the three months ended March 31, 2002, and $974,000 or 22% of revenues for the three months ended March 31, 2001. The decrease in research and development expenses on an absolute basis is due to cost controls implemented during the past twelve months.

SALES AND MARKETING EXPENSES: Sales and marketing expenses were $2.9 million or 77% of revenues for the three months ended March 31, 2002, and $3.7 million or 82% of revenues for the three months ended March 31, 2001. The absolute decrease in sales and marketing expenses was due to cost controls implemented during the year of 2001 as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $988,000 or 27% of revenues for the three months ended March 31, 2002, and $827,000 or 18% of revenues for the three months ended March 31, 2001. The absolute increase in general and administrative expenses was due primarily to an increase in the provision for doubtful accounts amounting to $279,000.

SHARE-BASED COMPENSATION: Share-based compensation for the three months ended March 31, 2002 amounted to $75,000 of previously recorded deferred compensation. Share based compensation for the three months ended March 31, 2001 amounted to $171,000. The decrease in share-based compensation is attributed to the fact that the amortization of the share-based compensation progressively decreases over the four-year amortization period.

During the quarter, the U.S. dollar amount of expenses incurred in NIS decreased as a result of depreciation of the NIS in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 we had cash and cash equivalents of $7.0 million and short-term investments of $2.4 million for a total of $9.4 million.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net cash used in operating activities primarily consisted of net losses in addition to changes in trade receivables, prepaid expenses and changes in accounts payable, partially offset by amortization of deferred compensation and depreciation, as applicable. For the three months ended March 31, 2002, cash used in operations was $296,000, comprised of our net loss of $2.3 million, a decrease in trade receivables of $1.9 million, an increase in other receivables of $541,000, an increase in accounts payable of $84,000, an increase in deferred revenue of $253,000, partially offset by non-cash charges of $349,000. For the three months ended March 31, 2001, cash used in operations was $2.8 million, comprised of our net loss of $2.5 million, an increase in trade receivables of $1.4 million, an increase in other receivables of $80,000, an increase in accounts payable of $512,000, an increase in deferred revenue of $104,000, partially offset by non-cash charges of $601,000.

Net cash used in investing activities for the three months ended March 31, 2002 was $728,000, of which $553,000 was invested in short-term investments and $175,000 was invested primarily in purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash provided from investing activities for the three months ended March 31, 2001 was $5.1 million, of which $5.6 million provided from the sale of short-term investments and $456,000 was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

As of March 31, 2002 we had outstanding trade receivables of approximately $4.7 million. Our trade receivables typically have 30 to 180 day terms, although we have also negotiated longer payment plans with some of our clients. Current economic conditions have increased the difficulties in collecting accounts receivables and the typical collection period has lengthened. For the three months ended March 31, 2002 our DSO (Day Sales Outstanding) was 115 days, an increase of 14 days from 101 for the three months ended December 31, 2001.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $5.6 million related to research and development. As of March 31, 2002, we have paid or accrued royalties related to these funds in the amount of $2.1 million.

We have a $1.0 million unsecured line of credit with an Israeli bank. No amounts were outstanding under this line of credit as of March 31, 2002.

The Company also has an aggregate of $46,000 in term loans relating to borrowings for working capital. We have a loan in US Dollars bearing an interest rate of 7.1% and a loan in New Israeli Shekels linked to the Israeli CPI, currently bearing an interest rate of 5.4%. Additional loans are in British Pounds bearing an average interest rate of 9.0%.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. The other is for $836,000 and secures our performance pursuant to projects with the Government of Israel. Additionally, Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease.

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

RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Current predictions for the general economy indicate uncertain economic conditions. Weak economic conditions may cause continued reductions in information technology spending generally. We experienced and may continue to experience an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner which, may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

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

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We are expanding our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. In addition to normal turnover of personnel, we are attempting to expand our direct sales force in Asia Pacific and Africa. As of March 31, 2002, we employed 48 individuals in our sales and marketing organizations. Because 12 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. In addition, we might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

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

OUR TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY MAY BE SUBJECT TO INFRINGEMENT CLAIMS. Substantial litigation regarding technology rights and other intellectual property rights exists in the software industry both in terms of infringement and ownership issues. A successful claim of patent, copyright or trademark infringement or conflicting ownership rights against us could require us to make changes in our business or significantly harm our business. We believe that our products do not infringe the intellectual property rights of third parties. However, we cannot assure you that we will prevail in all future intellectual property disputes.

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

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK. Our revenue from the UK has grown both on an absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro will increase. In 2001, 26% of our costs were incurred in GBP and Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 2001, 24% of our costs were incurred in NIS. We are also experiencing a growth in revenue and expenses in Israel, and we anticipate recognizing revenue from other international sources. Presently our risk to foreign currency fluctuations is minimal, but if our foreign accounts receivable balances increase, the risk will increase. We cannot assure that we will be able to adequately protect ourselves against such risk.

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES. We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel, and we may apply for additional grants in the future. We cannot assure you that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions that may affect the availability of funds for Chief Scientist grants in the future. The percentage of our research and development expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. From time to time, the Government of Israel changes the rate of royalties we must pay, so we are unable to accurately predict this rate. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require the company to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Currently the office of the Chief Scientist does not consider the licensing of our software in the ordinary course of business a transfer of technology and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

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

WE ARE  SUBJECT  TO  ANTI-TAKEOVER  PROVISIONS  THAT  COULD  DELAY OR PREVENT AN
ACQUISITION OF US, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS. Provisions of Israeli corporate and tax law and of our articles of association may have the effect of delaying, preventing or making more difficult a merger or other acquisition of us, even if doing so would be beneficial to our shareholders. In addition, any merger or acquisition of us will require the prior consent of the Chief Scientist. Israeli law regulates mergers, votes required to approve a merger, acquisition of shares through tender offers and transactions involving significant shareholders. In addition, our articles of association provide for a staggered board of directors and for restrictions on business combinations with interested shareholders. Any of these provisions may make it more difficult to acquire our company. Accordingly, an acquisition of us could be delayed or prevented even if it would be beneficial to our shareholders.

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of March 31, 2002, we had 26,247,954 (net of 39,000 shares held in treasury), ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of March 31, 2001, we had 2,067,996 ordinary shares issuable upon exercise of outstanding options, and 1,696,192 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES, IF WE ARE UNABLE TO RAISE ADDITIONAL FINANCING, AND IF OUR TRADING PRICE DOES NOT INCREASE, WE MAY NOT BE ABLE TO MEET THE CONTINUED LISTING CRITERIA FOR THE NASDAQ NATIONAL MARKET, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

If we continue to experience losses from our operations or we are unable to raise additional funds as needed, and if the trading price of our ordinary shares does not increase, we might not be able to maintain the standards for continued quotation on The Nasdaq National Market, including a minimum bid price requirement of $1.00. The Trading price of our ordinary shares is currently below $1.00. If as a result of the application of these listing requirements, our ordinary shares were delisted from The Nasdaq National Market, our stock would become harder to buy and sell. Further, our ordinary shares could be subject to certain rules placing additional requirements on brokers-dealers who sell or make a market in our securities. Consequently, if we were removed from The Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our ordinary shares might decline. As a result, the ability for investors to resell our ordinary shares could be adversely affected.

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

If we were to be treated as a PFIC, our shareholders will be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain "excess distributions" including any gain on the sale of ordinary shares. In order to avoid this tax consequence, they (1) may be permitted to make a "qualified electing fund" election (however the company does not currently intend to take the action necessary for our shareholders to make a "qualified electing fund" election, in which case, in lieu of such treatment they would be required to include in their taxable income certain undistributed amounts of our income or (2) may elect to mark-to-market the ordinary shares and recognize ordinary income (or possible ordinary loss) each year with respect to such investment and on the sale or other disposition of the ordinary shares. Prospective investors should consult with their own tax advisors with respect to the tax consequences applicable to them of investing in our ordinary shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK. We develop products in Israel and sell them primarily in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. However, due to the short-term nature of our term investments, we have concluded that there is no material market risk exposure and we do not anticipate material losses as a result of foreign exchange rate fluctuations.. Therefore, no quantitative tabular disclosures are required. Additionally, although we do not presently participate in hedging contracts related to foreign currency exchange rates, we may do so in the future to protect against rate fluctuations affecting our foreign currency accounts receivable balances. We do not participate in any speculative investments.

INTEREST RATE RISK. As of March 31, 2002, we had cash, cash equivalents and short-term investments of $9.4 million which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of March 31, 2002, we had total short-term debt and current maturities of $37,000 and long-term debt net of current maturities of $9,000 which bear interest at rates that are linked to LIBOR or the Israeli consumer price index. As of March 31,2002 we had $1.0 million unsecured line of credit.

The following table provides information about our investment portfolio, cash, and long-term debts as of March 31, 2002 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                                           YEAR OF MATURITY            TOTAL CARRYING
                                                     2002       2003     AFTER 2003         VALUE
                                                          (in thousands of dollars)
A) Cash and cash equivalents and investment portfolio:
Cash and equivalents                                 $ 7,292           -            -            $ 7,292
  Average interest rate                                 1.8%           -            -               1.8%

Commercial Papers                                      $ 600           -            -              $ 600
  Average interest rate                                 2.0%           -            -               2.0%
Bank Deposits                                                    $ 1,000                         $ 1,000
  Average interest rate                                             2.2%            -               2.2%
Asset backed Securities                                $ 501           -            -              $ 501
  Average interest rate                                 2.5%           -            -               2.5%
B) Term debts:
N.I.S indexed loans                                      $ 3         $ 2            -                  5
  Average interest rate                                 5.4%        5.4%            -               5.4%
Leases US$                                              $ 15         $ 1            -             $   16
  Average interest rate                                 7.1%        7.1%            -               7.1%
Leases GBP                                              $ 19         $ 6            -             $   25
  Average interest rate                                 3.5%        3.5%            -               3.5%



                                       20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         None

ITEM 2. Changes in Securities and Use of Proceeds

         None

ITEM 4. Submission of matters to a vote of security holders

         None


ITEM 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits:

       None.
(b)       Reports on for 8 - K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2002.

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

Date:  May 14, 2002