Form 10-Q
period 2002-06-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2002-08-14
CIK 1105841

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          ------------------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                ----------    ----------

                        Commission File Number: 000-30827
   ---------------------------------------------------------------------------
                         ClickSoftware Technologies Ltd.
             (Exact name of Registrant as specified in its charter)

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

     As of June 30, 2002, there were 26,338,373 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding.

                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 (a) Condensed Consolidated Balance Sheets as of June 30, 2002 and
     December 31, 2001.....................................................................................................   3

 (b) Condensed Consolidated Statements of Operations for the three and six
     months ended June 30, 2002 and June 30, 2001..........................................................................   4

 (c) Condensed Consolidated Statements of Cash Flows.......................................................................   5

 (d) Notes to Condensed Consolidated Financial Statements..................................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................................................................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risks........................................................  24


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................................  25

Item 2. Changes in Securities and Use of Proceeds..........................................................................  25

Item 4. Submission of Matters to a Vote of Security Holders................................................................  25

Item 6. Exhibits and Reports on Form 8-K...................................................................................  25

Signatures.................................................................................................................  26

Exhibit 99.1...............................................................................................................  27

Exhibit 99.2 ..............................................................................................................  28


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         CLICKSOFTWARE TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                            JUNE 30,          DECEMBER 31,
                                                                                              2002                2001
                                                                                       ------------------- -------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                     $      4,789         $     8,125
Short-term investments                                                                               4,107               1,846
Trade receivables, net                                                                               5,189               6,623
Other receivables and prepaid expenses                                                               1,543               1,671

                                                                                       ------------------- -------------------
          Total current assets                                                                      15,628              18,265

Property and equipment, net                                                                          3,161               3,450
Severance pay deposits                                                                                 737                 652
                                                                                       ------------------- -------------------
          Total assets                                                                         $    19,526         $    22,367
                                                                                       =================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                                               $        33         $       140
Accounts payable and accrued expenses                                                                3,156               2,785
Deferred revenues                                                                                      460                  68
                                                                                       ------------------- -------------------
       Total current liabilities                                                                     3,649               2,993
                                                                                       ------------------- -------------------

LONG-TERM LIABILITIES
   Long-term loans                                                                                       -                  21
   Accrued severance pay                                                                             1,416               1,379
                                                                                       ------------------- -------------------
       Total long-term liabilities                                                                   1,416               1,400
                                                                                       ------------------- -------------------
       Total liabilities                                                                             5,065               4,393
                                                                                       ------------------- -------------------

SHAREHOLDERS' EQUITY:

Ordinary shares of NIS 0.02 par value:
   Authorized -- 100,000,000 as of December 31, 2001 and June 30, 2002;
   Issued -- 26,285,464 shares as of December 31, 2001 and
   26,377,373 as of June 30, 2002.
   Outstanding-- 26,246,464 shares as of December 31, 2001 and
   26,338,373 shares as of June 30, 2002.

                                                                                                       102                 101
Additional paid-in capital                                                                          69,186              69,143
Deferred compensation                                                                                 (251)               (401)
Accumulated deficit                                                                                (54,533)            (50,826)
Less treasury shares at cost                                                                           (43)                (43)
                                                                                       ------------------- -------------------
       Total shareholders' equity                                                                   14,461              17,974
                                                                                       ------------------- -------------------
Total liabilities and shareholders' equity                                                     $    19,526          $   22,367
                                                                                       =================== ===================


            See notes to condensed consolidated financial statements.

                                            CLICKSOFTWARE TECHNOLOGIES LTD.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                      (UNAUDITED)

                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                              2002                2001
                                                                                    -----------------------------------------
Revenues:
  Software license                                                                         $       2,476      $        2,883
  Service and maintenance                                                                          2,105               2,161
                                                                                    -----------------------------------------
     Total revenues                                                                                4,581               5,044
                                                                                    -----------------------------------------
Cost of revenues:
  Software license                                                                                   229                 138
  Service and maintenance                                                                          1,327               1,578
                                                                                    -----------------------------------------
     Total cost of revenues                                                                        1,556               1,716
                                                                                    -----------------------------------------
     Gross profit                                                                                  3,025               3,328
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                             590                 685
  Sales and marketing expenses                                                                     2,933               3,646
  General and administrative expenses                                                                965                 962
  Share-based compensation                                                                            75                  16
                                                                                    -----------------------------------------
     Total operating expenses                                                                      4,563               5,309
                                                                                    -----------------------------------------
     Operating loss                                                                              (1,538)             (1,981)
Interest and other income, net                                                                       172                 137
                                                                                    -----------------------------------------
     Net loss                                                                              $     (1,366)      $      (1,844)
                                                                                    -----------------------------------------
Basic and diluted net loss per share                                                       $      (0.05)      $       (0.07)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted net loss per share                                 25,299,148          25,096,522
                                                                                    -----------------------------------------


                                            CLICKSOFTWARE TECHNOLOGIES LTD.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                      (UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                              2002                2001
                                                                                    -----------------------------------------
Revenues:
  Software license                                                                         $       4,081      $        5,986
  Service and maintenance                                                                          4,191               3,574
                                                                                    -----------------------------------------
     Total revenues                                                                                8,272               9,560
                                                                                    -----------------------------------------
Cost of revenues:
  Software license                                                                                   229                 212
  Service and maintenance                                                                          2,641               2,950
                                                                                    -----------------------------------------
     Total cost of revenues                                                                        2,870               3,162
                                                                                    -----------------------------------------
     Gross profit                                                                                  5,402               6,398
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                           1,407               1,659
  Sales and marketing expenses                                                                     5,791               7,312
  General and administrative expenses                                                              1,953               1,789
  Reorganization expenses                                                                              -                 294
  Share-based compensation                                                                           150                 187
                                                                                    -----------------------------------------
     Total operating expenses                                                                      9,301              11,241
                                                                                    -----------------------------------------
     Operating loss                                                                               (3,899)             (4,843)
Interest and other income, net                                                                       192                 470
                                                                                    -----------------------------------------
     Net loss                                                                              $      (3,707)      $      (4,373)
                                                                                    -----------------------------------------
Basic and diluted net loss per share                                                       $       (0.15)      $       (0.17)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted net loss per share                                 25,105,598          25,037,092
                                                                                    -----------------------------------------

            See notes to condensed consolidated financial statements.

                          CLICKSOFTWARE TECHNOLOGIES LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30
                                                                                            2002                2001
                                                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $      (3,707)          $  (4,373)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                                       520                 487
  Amortization of deferred compensation                                                              150                 187
  Unrealized gain from investments                                                                   104                 319
  Severance pay, net                                                                                 (48)                (16)
Changes in operating assets and liabilities:
  Trade receivables                                                                                1,434              (2,189)
  Other receivables and other prepaid
    expenses                                                                                         128                (422)
  Accounts payable and accrued expenses                                                              371                 281
  Deferred revenues                                                                                  392                 (25)
                                                                                    -----------------------------------------
Net cash used in operating activities                                                               (656)             (5,751)
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (Decrease)in short-term investments, net                                                 (2,365)             11,190
Purchases of equipment                                                                              (231)               (561)
                                                                                    -----------------------------------------
Net cash provided by (used in) investing activities                                               (2,596)             10,629
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans                                                                       (107)                (67)
Repayment of long-term loans                                                                         (21)                (39)
Employee options exercised                                                                            44                 177
                                                                                    -----------------------------------------
Net cash provided by (used in) financing activities                                                  (84)                 71
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                                  (3,336)              4,949
Cash and cash equivalents at beginning of period                                                   8,125               4,438
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                                 $       4,789            $  9,387
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                                 5                   4
                                                                                    =========================================



            See notes to condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JUNE 30, 2002 AND FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2002 AND JUNE 30, 2001)
               (IN THOUSANDS EXCEPT SHARE DATA AND SHARE NUMBERS)


1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          The accompanying condensed interim consolidated financial statements of ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2001 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission.

2.        SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies described in the annual financial statements, have been applied on a consistent basis in the condensed consolidated financial statements.

          During the six months period ended June 30, 2002, the Company  applied
          the  following   accounting  policy  in  respect  to  long-term  fixed
          contracts:

          Revenues under fixed-price contracts are recorded on a percentage-of-completion method on the cost-to-cost basis. Provision for anticipated losses on long-term contracts are recorded in full when such losses become evident.


3.        NET LOSS PER SHARE.

          ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic an diluted net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential ordinary shares were antidilutive

          The Calculation of diluted net loss per share excluded outstanding stock options because their inclusion would be antidilutive. There are approximately 4,105,992 stock options upstanding as of June 30, 2002 and approximately 3,266,161 stock options outstanding as of June 30, 2001.

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

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities, provision for doubtful accounts, legal and costs related to activity as public company.

Share based compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Share based compensation is amortized over the vesting period of the underlying options, generally four years.

Interest and other income include interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense, and also includes the effects of foreign currency translations.

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

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the Australian statutory tax rate and the Israeli tax rate discussed below. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

CRITICAL ACCOUNTING POLICIES

          We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand our policies for revenue recognition, provision for doubtful accounts and software development costs.

          REVENUE RECOGNITION

          We recognize software license revenues upon delivery of our software to customers, provided persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. We allocate our software license revenues under arrangements where we sell software and services together under one contract to each element based on our relative fair values, with these fair values being determined using the price charged when that element is sold separately. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, we defer the fair value of the undelivered elements and recognize the remaining value for the delivered elements.

          We generally recognize software license revenues from resellers or distributors at the time of shipment, provided that all other revenue recognition criteria set forth in governing statements of position on software revenue recognition have been met.

          We recognize services revenues from software maintenance agreements ratably over the term of the maintenance period, typically one year. We recognize services revenues from training as the services are performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

          Revenues under fixed-price contracts are recorded on a percentage-of-completion method on the cost-to-cost basis. Provision for anticipated losses on long-term contracts are recorded in full when such losses become evident. We use estimates based on costs to determine the percentage completion of our long-term contracts and thus its revenue recognition. These estimates and contracts are reviewed regularly and are adjusted to meet the Company's best estimate at the time. The Company's assumptions used to form these estimates may require adjustment should circumstances on a contract change.

          PROVISION FOR DOUBTFUL ACCOUNTS

          Occasionally, our customers experience financial difficulty after we record a sale but before payment has been received. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments on our normal payment terms. These estimated allowances are based primarily on our evaluation of the financial condition of our customers. If the financial condition of any of our customers was to deteriorate, resulting in the impairment of their ability to make payments to us, additional allowances may be required.

          SOFTWARE DEVELOPMENT COSTS

          We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Software development costs incurred from the point of reaching technological feasibility until the time of general product release should be capitalized. We define technological feasibility as the completion of a working model. Because we sell our products in a market that is subject to rapid technological change, new product development and changing customer needs, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. For us, the period in which we can capitalize software development costs is very short, so the amounts that could be capitalized are not material to our financial statements. Therefore, we have charged all such costs to research and development expense in the period incurred.



RECENT ACCOUNTING PRONOUNCEMENTS

None.



RESULTS OF OPERATIONS

Our operating results for each of the three months and six months ended June 30, 2002 and 2001, expressed as a percentage of revenues are as follows:

                                                                         THREE MONTHS                   SIX MONTHS
                                                                         ENDED JUNE 30                  ENDED JUNE 30
                                                          ----------------------------------------------------------------
                                                                       2002           2001           2002           2001
                                                          ----------------------------------------------------------------
Revenues:
  Software license                                                     54%           57%             49%            63%
  Service and maintenance                                              46%           43%             51%            37%
                                                          ----------------------------------------------------------------
     Total revenues                                                   100%          100%            100%           100%
Cost of revenues:
  Software license                                                      5%            3%              3%             2%
  Service and maintenance                                              29%           31%             32%            31%
                                                          ----------------------------------------------------------------
     Total cost of revenues                                            34%           34%             35%            33%
                                                          ----------------------------------------------------------------
     Gross profit                                                      66%           66%             65%            67%
                                                          ----------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                               13%           14%             17%            17%
  Sales and marketing expenses                                         64%           72%             70%            77%
  General and administrative expenses                                  21%           19%             23%            19%
  Reorganization expenses                                                -             -               -             3%
  Share-based compensation                                              2%             -              2%             2%
                                                          ----------------------------------------------------------------
     Total operating expenses                                         100%          105%            112%           118%
                                                          ----------------------------------------------------------------
     Operating loss                                                   (34%)         (39%)           (47%)          (51%)
Interest and other income, net                                          4%            2%              2%             5%
                                                          ----------------------------------------------------------------
     Net loss                                                         (30%)         (37%)           (45%)          (46%)
                                                          ================================================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES: Company revenues decreased by $0.4 million or 9% to $4.6 million for the three months ended June 30, 2002 from $5.0 million for the three months ended June 30, 2001. This decrease was the result of the general economic conditions, and slower than expected recovery in Information Technology spending. Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in the larger opportunities and smaller than expected initial orders on the deals that did successfully close.

SOFTWARE LICENSE: Software license revenues were $2.5 million or 54% of total revenues for the three months ended June 30, 2002, and $2.9 million or 57% of total revenues for the three months ended June 30, 2001. The decrease in software license revenues was the result of slower than expected economic recovery in domestic and international opportunities during the second quarter of 2002.

SERVICE AND MAINTENANCE: Service and maintenance revenues were $2.1 million or 46% of revenues for the three months ended June 30, 2002, and $2.2 million or 43% of total revenue in the three months ended June 30, 2001. The decrease in service and maintenance revenues on an absolute basis was primarily due to a decrease in license revenues in the first quarter of 2002.

COST OF REVENUES: Cost of revenues were $1.6 million or 34% of revenues for the three months ended June 30, 2002, and $1.7 million or 34% of revenues for the three months ended June 30, 2001. The decrease in the cost of revenues on an absolute basis was primarily due to a decrease in service deployment costs offset by an increase in third party licensing and deployment costs.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $229,000 or 5% of revenues for the three months ended June 30, 2002, and $138,000 or 3% of revenue for the three months ended June 30, 2001. The increase in the cost of software licenses was due to an increase in new third parties' licenses and adaptors sold to new customers in the second quarter of 2002.

COST OF SERVICE AND MAINTENANCE: Cost of service and maintenance revenues was $1.3 million or 29% of revenues for the three months ended June 30, 2002, and $1.6 million or 31% of revenues for the three months ended June 30, 2001. The decrease in the cost of service and maintenance on an absolute basis was primarily due to lower license revenue generated in the first quarter of 2002 as well as service improvements reducing implementation time associated with our products.

GROSS PROFIT: Gross profit as a percentage of revenues was 66% for the three months ended June 30, 2002 which is the same as the 66% reported for the three months ended June 30, 2001.

OPERATING EXPENSES: Total operating expenses were $4.6 million or 100% of revenues for the three months ended June 30, 2002, and $5.3 million or 105% of revenues for the three months ended June 30, 2001. The decrease in operating expenses was primarily due to the decreases in sales and marketing costs.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $590,000 or 13% of revenues for the three months ended June 30, 2002, and $685,000 or 14% of revenues for the three months ended June 30, 2001. The decrease in research and development expenses on an absolute basis is due to cost controls implemented during the past twelve months.

SALES AND MARKETING EXPENSES: Sales and marketing expenses were $2.9 million or 64% of revenues for the three months ended June 30, 2002, and $3.6 million or 72% of revenues for the three months ended June 30, 2001. The absolute decrease in sales and marketing expenses was due to cost controls implemented during the year as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $965,000 or 21% of revenues for the three months ended June 30, 2002, and $962,000 or 19% of revenues for the three months ended June 30, 2001. The absolute increase in general and administrative expenses was due primarily to an increase in the provision for doubtful accounts amounting to $506,000 in the quarter ended June 30, 2002 as compared to $207,000 for the quarter ended June 30, 2001, offset by a significant decrease in other general and administrative expenses.

SHARE-BASED COMPENSATION: Share-based compensation for the three months ended June 30, 2002 amounted to $75,000 of previously recorded deferred compensation. Share based compensation for the three months ended June 30, 2001 amounted to $16,000.

During the quarter, the U.S. dollar amount of expenses incurred in NIS decreased as a result of depreciation of the NIS by 17% in the second quarter of 2002 compared to the second quarter of 2001.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES: Company revenues decreased $1.2 million or 13% to $8.3 million for the six months ended June 30, 2002 from $9.5 million for the six months ended June 30, 2001. This decrease was the result of the general economic conditions, and slower than expected recovery in Information Technology spending. Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in larger opportunities and smaller than expected initial orders on the deals that did successfully close.

SOFTWARE LICENSE: Software license revenues were $4.1 million or 49% of total revenues for the six months ended June 30, 2002, and $6.0 million or 63% of total revenues for the six months ended June 30, 2001. The decrease in software license revenues was the result of slower that expected economic recovery in domestic and international opportunities during the first and second quarters of 2002.

SERVICE AND MAINTENANCE: Service and maintenance revenues were $4.2 million or 51% of revenues for the six months ended June 30, 2002, and $3.5 million or 37% of total revenue in the six months ended June 30, 2001. The increase in service and maintenance revenues was primarily due to an increase in maintenance contracts during the first two quarters of 2002.

COST OF REVENUES: Cost of revenues were $2.9 million or 35% of revenues for the six months ended June 30, 2002, and $3.1 million or 33% of revenues for the six months ended June 30, 2001. The decrease in the cost of revenues on an absolute basis was primarily due to a decrease in service deployment costs resulting from operational efficiencies offset by a small increase in third party licensing and deployment costs.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $229,000 or 3% of revenue for the six months ended June 30, 2002, and $212,000 or 2% of revenue for the six months ended June 30, 2001. The increase in the cost of software licenses was due to increase in new third parties' licenses and adaptors sold in the second quarter of 2002.

COST OF SERVICE AND MAINTENANCE: Cost of service and maintenance revenues was $2.6 million or 32% of revenues for the six months ended June 30, 2002, and $2.9 million or 31% of revenues for the six months ended June 30, 2001. The decrease in the cost of service and maintenance on an absolute basis was primarily due to service improvements reducing implementation time associated with our products.

GROSS PROFIT: Gross profit as a percentage of revenues was 65% for the six months ended June 30, 2002 as compared to 67% for the six months ended June 30, 2001. The decrease in the gross profit is due to the decrease in higher margin license revenues as a percentage of revenues.

OPERATING EXPENSES: Total operating expenses were $9.3 million or 112% of revenues for the six months ended June 30, 2002, and $11.2 million or 118% of revenues for the six months ended June 30, 2001. The decrease in operating expenses was primarily due to the decreases in sales and marketing costs and one-time reorganization expenses as a percentage of revenues incurred in the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $1.4 million or 17% of revenues for the six months ended June 30, 2002, and $1.7 million or 17% of revenues for the six months ended June 30, 2001. The decrease in research and development expenses on an absolute basis is due to cost controls implemented during the past few quarters.

SALES AND MARKETING EXPENSES: Sales and marketing expenses were $5.8 million or 70% of revenues for the six months ended June 30, 2002, and $7.3 million or 77% of revenues for the six months ended June 30, 2001. The decrease in sales and marketing expenses was due to cost controls implemented during the year of 2001 as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2.0 million or 23% of revenues for the six months ended June 30, 2002, and $1.8 million or 19% of revenues for the six months ended June 30, 2001. The absolute increase in general and administrative expenses was due primarily to an increase in the provision for doubtful accounts amounting to $885,000 for the six months ended June 30, 2002, compared to a provision of $307,000 for the six months ended June 30, 2001.

Reorganization costs: Reorganization costs were 0.3 or 3% of revenues for the six months ended June 30,2001.These expenses were primarily costs associated with severance payments to terminated employees. There were no reorganization costs in the six months ended June 30,2002.

SHARE-BASED COMPENSATION: Share-based compensation for the six months ended June 30, 2002 amounted to $150,000 of previously recorded deferred compensation. Share based compensation for the six months ended June 30, 2001 amounted to $187,000. The decrease in share-based compensation is attributed to the fact that the amortization of the share-based compensation progressively decreases over the four-year amortization period.

During the first six months of 2002, the U.S. dollar amount of expenses incurred in NIS decreased as a result of depreciation of the NIS by 15% in the six months ended June 30, 2002 compared to the six months ended June 30,2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 we had cash and cash equivalents of $4.8 million and short-term investments of $4.1 million totaling of $8.9 million.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net cash used in operating activities primarily consisted of net losses in addition to changes in trade receivables, prepaid expenses and changes in accounts payable, partially offset by amortization of deferred compensation and depreciation, as applicable. For the six months ended June 30, 2002, cash used in operations was $656,000, comprised of our net loss of $3.7 million, a decrease in trade receivables of $1.4 million, an decrease in other receivables of $128,000, an increase in accounts payable of $371,000, an increase in deferred revenue of $392,000, partially offset by non-cash charges of $726,000. For the six months ended June 30, 2001, cash used in operations was $5.8 million, comprised of our net loss of $4.4 million, an increase in trade receivables of $2.2 million, an increase in other receivables of $422,000, an increase in accounts payable of $281,000, a decrease in deferred revenue of $25,000, partially offset by non-cash charges of $977,000.

Net cash used in investing activities for the six months ended June 30, 2002 was $2.6 million, of which $2.4 million was invested in short-term investments and $231,000 was invested primarily in purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash provided from investing activities for the six months ended June 30, 2001 was $10.6 million, of which $11.2 million provided from the sale of short-term investments and $561,000 was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

As of June 30, 2002 we had outstanding trade receivables of approximately $5.2 million. Our trade receivables typically have 30 to 180 day terms, although we have also negotiated longer payment plans with some of our clients. Current economic conditions have increased the difficulties in collecting accounts receivables and the typical collection period has lengthened. For the six months ended June 30, 2002 our DSO (Day Sales Outstanding) was 102 days, a decrease of 15 days from 117 for the six months ended June 30, 2001.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $5.9 million related to research and development. As of June 30, 2002, we have paid or accrued royalties related to these funds in the amount of $2.2 million.

We have a $1.0 million unsecured line of credit with an Israeli bank. No amounts were outstanding under this line of credit as of June 30, 2002.

The Company also has an aggregate of $33,000 in term loans relating to borrowings for working capital.

Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. This letter of credit will mature in September 2003. The other is for $817,000 and secures our performance pursuant to projects with the Government of Israel. Portions of this letter will mature between August 2002 and February 2003 and are subject to renewal. Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease. This letter of credit will mature on the earlier of ClickSoftware achieving four profitable quarters, or June 30, 2007. Additionally, Bank Leumi in the Silicon Valley has issued a letter of credit on our behalf in the amount of $1.7 million to secure our performance of a project in Australia. This letter of credit will mature between October 2002 and August 2003.

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

RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Current predictions for the general economy continue to indicate uncertain economic conditions. Weak economic conditions may cause continued reductions in information technology spending generally. We experienced and may continue to experience an adverse impact on the demand for our products, which would adversely affect our results of operations. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner which may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

          o    the volume and timing of customer orders;

          o internal budget constraints and approval processes of our current and prospective clients;
          o    the length and unpredictability of our sales cycle;
          o the mix of revenue generated by product licenses and professional services;
          o    the mix of revenue between domestic and foreign sources;
          o    announcements   or  introductions  of  new  products  or  product
               enhancements by us or our competitors;
          o changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;
          o    timing and amount of sales and marketing expenses;
          o    changes in our business and partner relationships;
          o technical difficulties or "bugs" affecting the operation of our software;
          o    foreign currency exchange rate fluctuations; and
          o    general economic conditions.


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

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL PRODUCTS AND SERVICES, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND INCREASE REVENUES. We are expanding our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. In addition to normal turnover of personnel, we are attempting to expand our direct sales force in Asia Pacific and Africa. As of June 30, 2002, we employed 48 individuals in our sales and marketing organizations. Because 12 of these sales and marketing personnel joined us within the last twelve months, we will be required to devote significant resources to the training of these new sales personnel. In addition, we might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE IMPAIRED. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with, among others, Dr. Moshe BenBassat, Mr. Shimon Rojany our Chief Financial Officer, and Mr. Corey Leibow, our Chief Operating Officer. Although these agreements request sixty days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete.

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

We expect that software products may be increasingly subject to third-party infringement or ownership claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement or conflicting ownership rights against us with respect to our products and technology. Any claims, with or without merit, could:

          o    be time-consuming to defend;
          o    result in costly litigation;
          o    divert management's attention and resources; or
          o    cause product shipment delays.

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

OUR BUSINESS MAY BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Significant portions of our operations occur outside the United States. Our facilities are located in North America, Israel, the European continent, and the United Kingdom, and our executive officers and other key employees are dispersed throughout the world. This geographic dispersion requires significant management resources that may place us at a disadvantage compared to our locally based competitors. In addition, our international operations are generally subject to a number of risks, including:

          o    foreign currency exchange rate fluctuations;
          o    longer sales cycles;
          o    multiple,   conflicting  and  changing   governmental   laws  and
               regulations;
          o    expenses   associated  with  customizing   products  for  foreign
               countries;
          o protectionist laws and business practices that favor local competition;
          o    difficulties in collecting accounts receivable; and
          o    political and economic instability.

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

WE ARE SUBJECT TO A RECENTLY ADOPTED NEW TAX LAW, THE CONSEQUENCES OF WHICH ARE NOT CLEAR. On July 24, 2002, the Israeli parliament, the Knesset, enacted the Law for Amendment of the Income Tax Ordinance. The amendment substantially changes Israeli taxation in Israel in several areas, including: (a) gradual reduction of the direct tax burden on personal work income; (b) taxation of the capital market and savings; (c) increased taxation of income outside of Israeli residents outside Israel; (d) elimination of many exemptions and preferential tax rates; and (e) encouragement of business and technological activities. The Amendment is extensive and significantly changes part of the current tax principles under Israeli tax law. In order to implement part of the amendment, the Minister of Finance was authorized to promulgate regulations under the amendment. Such regulations have not been promulgated yet. The amendment was enacted and major parts of it will become effective on January 1, 2003. The Company is currently reviewing the possible implications of the amendment.
However, it is not possible, at this stage, to estimate the effect of this amendment on the financial statements.


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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of June 30, 2002, we had 26,338,373 (net of 39,000 shares held in treasury), ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of June 30, 2002, we had 2,389,305 ordinary shares issuable upon exercise of outstanding options, and 1,634,979 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

WE HAVE APPLIED TO MOVE OUR LISTING FROM THE NASDAQ NATIONAL MARKET TO THE NASDAQ SMALLCAP MARKET, WHICH COULD ADVERSELY AFFECT THE ABILITY TO TRADE AND THE PRICE OF OUR ORDINARY SHARES. On August 12, 2002, because we were unable to meet the continued listing criteria for the Nasdaq National Market, we applied to move our listing to the Nasdaq SmallCap Market. There are no assurances that our application will be approved or that we will be able to meet the Nasdaq SmallCap Market continued listing criteria in the future. As a result of this proposed move to the Nasdaq SmallCap Market, because of certain secondary trading restrictions, our ordinary shares may become harder to buy and sell. We cannot predict how the trading market for our ordinary shares will be affected by our proposed move to the National SmallCap Market, but decreased trading volume may cause the price of our ordinary shares to fall.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED. We believe that our current cash balances will be sufficient to fund our expenses until we reach profitability. However, we cannot assure you that we will attain sufficient revenues to achieve or maintain profitability, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers. We may need to raise additional capital to finance our operations or for strategic purposes, and we may do so by selling additional equity or debt securities or by increasing the size of our credit facility. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights; preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results. If the economy continues to weaken or, for any other reason, we are unable to meet our business goals, we may have to raise additional funds to respond to business contingencies and may include the need to:

          o    fund additional marketing expenditures;
          o    develop new or enhance existing products and services;
          o    enhance our operating infrastructure;
          o    hire additional personnel;
          o    respond to competitive pressures;
          o    acquire complementary businesses or necessary technologies; or
          o    fund more rapid expansion.

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

OUR STOCK PRICE COULD BE VOLATILE AND COULD DECLINE SUBSTANTIALLY. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. The price at which our ordinary shares trades is likely to be volatile and may fluctuate substantially due to factors such as:

          o    announcements of technological innovations;
          o    announcements relating to strategic relationships;
          o    conditions affecting the software and Internet industries;
          o trends related to the fluctuations of stock prices of companies such as ours;
          o our historical and anticipated quarterly and annual operating results;
          o    variations  between our actual  results and the  expectations  of investors or published reports or analyses of ClickSoftware;
          o    announcements by us or others affecting our business,  systems or expansion plans; and
          o    general conditions and trends in technology industries.

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

INTEREST RATE RISK. As of June 30, 2002, we had cash, cash equivalents and short-term investments of $8.9 million which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2002, we had total short-term loans and current maturities of $33,000. As of June 30,2002 we had $1.0 million unsecured line of credit.

The following table provides information about our investment portfolio, cash, and long-term loans as of June 30, 2002 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                                           YEAR OF MATURITY           TOTAL CARRYING
                                                        2002        2003        AFTER 2003         VALUE
                                                                (in thousands of dollars)

A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
------------------------------------------------------

Cash and equivalents                                 $ 4,789           -            -            $ 4,789
  Average interest rate                                 2.0%           -            -               2.0%
Commercial Papers                                    $ 1,800           -            -            $ 1,800
  Average interest rate                                 2.0%           -            -               2.0%
Bank Deposits                                              -      $2,000            -            $ 2,000
  Average interest rate                                    -        2.2%            -               2.2%
Copr Bonds                                           $   307           -            -            $   307
  Average interest rate                                 2.2%           -            -               2.2%

B) TERM DEBTS:
--------------
N.I.S indexed loans                                  $     2      $    2            -                  4
  Average interest rate                                 5.4%        5.4%            -               5.4%
Leases US$                                           $    12      $    1            -            $    13
  Average interest rate                                 7.1%        7.1%            -               7.1%
Leases GBP                                           $    10      $    6            -            $    16
  Average interest rate                                 3.5%        3.5%            -               3.5%

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 4.  Submission of matters to a vote of security holders

         None




ITEM 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits:


         Exhibit Index

         Exhibit Number   Description

99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on for 8 - K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2002.

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

Date:  August 14, 2002