Form 10-K/A
period 2001-12-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-01-24
CIK 1105841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

---
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934
                   For the fiscal year ended December 31, 2001

                                       or
---
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number    0-30827
--------------------------------------------------------------------------------

                         CLICKSOFTWARE TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)

               Israel                                    Not Applicable
   -------------------------------         -------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

         34 Habarzel Street
         ------------------
          Tel Aviv, Israel                                  69710
          ----------------                 -------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (972-3) 765-9400
                                                  -----------------------------


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to section 12(g) of the Act:

                       Ordinary Shares, NIS 0.02 par value
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          /X/ Yes       / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the ordinary shares held by nonaffiliates of the Registrant, based upon the closing sale price of the ordinary shares on March 15, 2002, as reported by the NASDAQ National Market, was approximately $9,379,225. Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002, there were approximately 26,251,964 Ordinary Shares of the Registrant outstanding.


                                EXPLANATORY NOTE:

THIS 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 6, 7 (EXCLUDING "FACTORS THAT MAY AFFECT FUTURE RESULTS"), 8 AND 14 SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999; ITEM 11 TO CORRECT THE DESCRIPTION OF THE SEVERANCE PAYMENT TO WHICH OUR CHIEF OPERATING OFFICER IS ENTITLED; ITEM 12 TO CORRECT THE AMOUNTS OF "OTHER ANNUAL COMPENSATION" PAID IN 1999, 2000 AND 2001 TO CERTAIN OF OUR EXECUTIVE OFFICERS; AND ITEM 13 TO DESCRIBE TRANSACTIONS WITH CERTAIN RELATED PARTIES. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF DECEMBER 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 2

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I
     Item 1.  Business....................................................    4
     Item 2.  Properties..................................................   14
     Item 3.  Legal Proceedings...........................................   14
     Item 4.  Submission of Matters to a Vote of Security Holders.........   14

PART II
     Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   15
     Item 6.  Selected Consolidated Financial Data........................   16
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   17
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..   35
     Item 8.  Financial Statements........................................   37
     Item 8A. Unaudited Consolidated Quarterly Financial Data.............   60
     Item 9.  Changes In and Disagreement With Accountants on Accounting
              and Financial Disclosure....................................   64

PART III
     Item 10. Directors and Executive Officers of the Registrant..........   64
     Item 11. Executive Compensation......................................   64
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................   69
     Item 13. Certain Relationships and Related Transactions..............   71

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   72
SIGNATURES................................................................   73



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 3

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 10-K/A is being filed for the purpose of amending and restating Items 6, 7 (excluding "Factors That May Affect Future Results"), 8 and 14 solely to the extent necessary to reflect the restatement of our consolidated financial statements for the years ended December 31, 2001, 2000 and 1999; Item 11 to correct the description of the severance payment to which our Chief Operating Officer is entitled; Item 12 to correct the amounts of "Other Annual Compensation" paid in 1999, 2000 and 2001 to certain of our executive officers; and Item 13 to describe transactions with certain related parties. We have made no further changes to the previously filed Form 10-K. All information in this form 10-K/A is as of December 31, 2001 and does not reflect any subsequent information or events other than the restatement.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 4

Our service optimization solutions are utilized by leading service organizations in several service industry segments including: telecommunications, computer and office equipment, industrial equipment, medical equipment, building automation, utilities, financial services, aerospace & defense, and home services. ClickSoftware's solutions deliver rapid improvements in:

     o    field workforce productivity
     o    responsiveness to customers
     o    quality of service delivered
     o    profitability of the service operation
     o    reduction in missed customer commitments

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

SERVICEMARKETPLACE provides inter-enterprise service optimization for streamlining communication with service contractors and subsidiaries. ServiceMarketPlace overcomes organizational boundaries, enabling immediate and reliable customer commitments via

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 5
automated and Internet-based communication. Contractors can be scheduled based on capacity, skills, coverage and other configurable criteria. Control over service delivery for contracted work is further improved with online monitoring and performance measurement.

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

Our proprietary optimization algorithms provide efficient solutions for complex problems arising from, among others, the following:

     o the vast number of possible solutions for evaluation when optimizing the scheduling of personnel;
     o the number of service organization-specific resources and variables including skills, availability, location, customer preference, workload balancing, contractual commitments, employee preferences, customer priority, and others;
     o the need to instantly respond to concurrent users' service requests in a highly dynamic decision-making environment;
     o the vast number of potential routes within a specific geographic area, each having an impact on the cost of service; and
     o    various time zone considerations in large service organizations.

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

Service Optimization incorporates several critical technologies to provide intelligent decision support in a scalable and open architecture:

     o Application software and web servers capable of performing high-speed optimization, problem resolution, and Internet access to the application host system; and
     o Application Programming Interfaces (APIs) based on eXtensible Markup Language (XML), enable other application to integrate and access Service Optimization data and services without additional training or applications for users to adopt.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 6

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

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

Our professional services organization is staffed by professionals with significant experience in the resource optimization field. We provide our clients with consulting and deployment services, upgrades, and comprehensive training and support to help achieve business goals with a quick return on investment. Our consulting services include:

     o Business Analysis. Our consultants assess current or planned scheduling needs, develop and document the project plan, and deliver the design specification. We provide a configuration and implementation roadmap to help meet business goals, including an analysis of return on investment.

     o Project Implementations. Our professional services consultants individually, or as members of our clients' teams, implement and assist in the configuration of our solutions to accelerate the project deployment schedule and ensure a successful implementation process.

     o CLICKSCHEDULE FAST TRACK. In order to increase the number of our implementations and facilitate market acceptance of our CLICKSCHEDULE solution, we introduced CLICKSCHEDULE FAST TRACK to provide accelerated CLICKSCHEDULE implementation. We believe this methodology enables clients to achieve benefits quickly from rapid implementation. Once the CLICKSCHEDULE FAST TRACK implementation is completed, we offer enhancements and customizations that provide additional functionality to our CLICKSCHEDULE product.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 7

SALES AND MARKETING

We market and sell our products primarily through our direct sales force, which is located in North America, Europe, the Asia Pacific region and Africa. Our multidisciplinary sales teams consist of field sales executives, sales support engineers and internal sales staff. The internal sales staff is responsible for generating leads and qualifying prospective clients. Sales support engineers assist the sales executives in the technical aspects of the sales process, including preparing demonstrations and technical proposals. Our sales executives are responsible for completing the sales process and managing the post-sale client relationship, which consists of ongoing relationship management and the sale of additional licenses, as clients require additional resources. Our management also takes an active role in our sales efforts. The knowledge gained by our sales and marketing force is also communicated to our product marketing group, which guides our development team. This enables our organization to align the functionality of our products with customer needs.

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

CUSTOMERS

We sell our products to a broad base of clients representing a variety of industries with unique needs, including telecommunications, utilities, high-technology service providers and home equipment retailers. The following is a representative list of our clients or end-users using our products. This list of clients is representative of the geographically dispersed client base, the various industries utilizing our products and the various stages of deployment of our product lines. Each of these clients accounted for at least $500,000 of product and/or service revenues for 2001 and, as a group, these clients accounted for approximately 41% of our total revenues for 2001:


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 8

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

Our current and potential competitors include:

     o independent systems integrators and in-house information technology departments;
     o    traditional ERP and CRM software application vendors;
     o software vendors in the utility, telecommunications, Internet access, field services, home delivery and other markets;
     o providers of service scheduling software and components and logistics solutions providers; and
     o providers of supply-chain optimization solutions for manufacturing organizations.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 9

INTELLECTUAL PROPERTY

Our future success depends in part on legal protection of our intellectual property. To protect our intellectual property, we rely on a combination of the following among others:

     o    preventing access to source code and technical documentation;
     o    copyright laws;
     o    patent laws;
     o    trademark laws; and
     o    trade secret laws.

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

Substantial litigation regarding technology rights exists in the software industry, and we expect that software products may be increasingly subject to third-party

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 10
infringement and ownership claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, our competitors may file or have filed patent applications, which are covering aspects of their technology that they may claim our technology infringes. Third parties may assert infringement or competing ownership claims with respect to our products and technology. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, and divert management's attention and resources or cause product shipment delays. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expand significant resources to develop non-infringing technology or obtain licenses to or pay royalties to use a third party's technology. Such royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of patent or copyright infringement against us could significantly harm our business.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 11

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and certain information about them as of March 15, 2002 are as follows:


NAME                          AGE     POSITION
----                          ---     --------
Dr. Moshe BenBassat           54      Chief Executive Officer and Chairman of the Board
Shimon M. Rojany              54      Senior Vice President and Chief Financial Officer
Corey Leibow                  47      Chief Operating Officer
David Schapiro                43      Executive Vice President, Markets & Products
Hannan Carmeli                43      Senior Vice President, Product Services and Operations
Amit Bendov                   37      Senior Vice President, Product Marketing
Roni A. Einav                 57      Director
Dr. Israel Borovich           60      Director
Nathan Gantcher               61      Director
Eddy Shalev                   54      Director
James W. Thanos               53      Director
Janet Schinderman             50      Director

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

SHIMON M.ROJANY co-founded ClickSoftware and has served as Senior Vice President and Chief Financial Officer since November 1999. From 1990 to 1999, Mr. Rojany served as a Senior Associate with Adizes Institute, Inc., a consulting company. Mr. Rojany holds a Bachelor of Science degree in Accounting from California State University at Northridge and a Master of Business Administration in Management Decision Systems from the University of Southern California. Mr. Rojany is a certified public accountant.

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

DAVID SCHAPIRO has served as our Executive Vice President of Markets and Products since April 2001. Prior to this role and since 1999, he held various executive roles in our product development group, including Senior Vice President of Product Development. From October 1996 through 1998, Mr. Schapiro served as the ClickSchedule Division General Manager and prior to that in various management and marketing positions at ClickSoftware including Vice President of Business Development. From 1984 to 1996, Mr. Schapiro served in positions at Applied Materials, a semiconductor equipment manufacturer, and Scitex Corporation, a digital printing system company. Mr. Schapiro received a B.S. in mathematics and computer science from Tel Aviv University, and a M.S. degree in computer science from Bar Ilan University.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 12

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 13

The employment of each of our officers is at will and may be terminated at any time, with or without cause. There are no family relationships between any of the directors or executive officers of ClickSoftware.

ITEM 2. PROPERTIES

We have a seven-year lease for approximately 17,130 square feet of office space in Campbell, California. The office space is leased pursuant to a lease that expires in June 2003 with an option to extend the lease until April 2008. We also lease approximately 19,720 square feet of office space in Tel Aviv, Israel. Our U.K. subsidiary currently operates from a leased facility of approximately 2,700 square feet in Slough, near London. We also lease additional smaller offices in various sites throughout North America and the European continent. We consider that our current office space is sufficient to meet our anticipated needs for the foreseeable future.

Anticipated minimum net rents for these facilities are approximately $1.3 million for the twelve months ending December 31, 2002, $1.3 million for 2003, $1.2 million for 2004 and $985,000 for 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 14

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

As of December 31, 2001, we have used a portion of the aggregate net proceeds of $28.3 million from our initial public offering of ordinary shares for the following purposes:

     o approximately $8 million to expand our international operations including infrastructure and sales and marketing expenses;
     o approximately $7.6 million to expand our domestic operations by hiring additional employees, leasing additional office space and expanding our infrastructure; and
     o    approximately $3.9 million for domestic sales and marketing.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 15

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 1997, 1998, 1999 (as restated), 2000 (as restated) and 2001 (as restated), and the selected consolidated balance sheet data as of December 31, 1997, 1998, 1999(as restated),2000 (as restated), and 2001 (as restated), have been derived from our audited financial statements. The consolidated statements of operations data for the years ended December 31, 1997, 1998, 1999 (as restated), 2000 (as restated), and 2001 (as restated) and selected consolidated balance sheet data as of December 31, 1997 and 1998 are derived from audited consolidated financial statements that are not included herein. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this statement.

See note 3 of the notes to our consolidated financial statements in "Item 8. Financial Statements, As Restated" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Years Ended December 31, 2001, 2000 and 1999 (as Restated and Reclassified)" for a description of the restatement of our financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                           YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                 1997         1998            1999               2000               2001
                                 ----         ----            ----               ----               ----
                                                          (AS RESTATED       (AS RESTATED       (AS RESTATED
                                                              AND                AND                AND
                                                          RECLASSIFIED)      RECLASSIFIED)      RECLASSIFIED)
                                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Software license fees          $  1,235     $  3,932           $  5,062          $   7,412           $ 11,734
  Services                          1,080        2,139              4,912              5,178              6,441
                              ----------------------------------------------------------------------------------
      Total Revenues                2,315        6,071              9,974             12,590             18,175
                              ----------------------------------------------------------------------------------
Cost of Revenues:
  Software License                     64          165                219                454                798
  Services                          1,079        2,377              4,469              5,301              5,498
                              ----------------------------------------------------------------------------------
    Total cost of revenues          1,143        2,542              4,688              5,755              6,296
                              ----------------------------------------------------------------------------------
Gross Profit                        1,172        3,529              5,286              6,835             11,879
                              ----------------------------------------------------------------------------------
Operating Expenses:
  Research and Development          1,339        2,284              2,910              4,300              3,246
       expenses, net
  Selling and Marketing             3,077        5,803              7,945             13,654             12,499
expenses
  General and Administrative        1,120        1,333              1,759              3,717              4,048
       expenses
  Reorganization expenses               -            -                  -                  -                294
  Amortization of deferred              -            -                738              1,237                437
Stock-based Compensation
                              ----------------------------------------------------------------------------------
Total Operating Expenses            5,536        9,420             13,352             22,908             20,524
                              ----------------------------------------------------------------------------------
Loss from Operations              (4,364)      (5,891)            (8,066)           (16,073)            (8,645)
Interest and other
income(expenses), net               (148)           33              (254)                679                649
                              ----------------------------------------------------------------------------------
Net Loss                         $(4,512)     $(5,858)           $(8,320)          $(15,394)           $(7,996)

Dividend related to
convertible                             -            -            (4,989)                  -                  -
  preferred shares
                              ----------------------------------------------------------------------------------
Net loss attributable to
ordinary shareholders            $(4,512)     $(5,858)          $(13,309)          $(15,394)           $(7,996)
                              ==================================================================================

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 16

                              ==================================================================================
Basic and diluted net loss        $(0.80)      $(0.99)            $(2.24)            $(0.69)            $(0.32)
per ordinary share
Shares used in computing        5,657,728    5,914,735          5,948,816         22,312,554         25,098,321
basic and  diluted net loss
per share
                              ==================================================================================


CONSOLIDATED BALANCE SHEET DATA:

                                                                         DECEMBER 31,
                                               -----------------------------------------------------------------
                                                  1997         1998         1999         2000          2001
                                                  ----         ----         ----         ----          ----
                                                                            (AS           (AS          (AS
                                                                          RESTATED)     RESTATED)    RESTATED)
                                                                        (IN THOUSANDS)
Cash and cash equivalents                            $ 301     $ 3,770       $ 7,838      $ 4,438       $ 8,125
Short-term Investments                                   -           -             -       16,878         1,846
Working capital                                      (604)       4,178         7,666       21,398        14,191
Total assets                                         2,604       7,983        13,843       28,645        20,700
Long-term liabilities, net of current portion        1,530       1,254         1,112        1,446         1,400
Shareholders' equity (net capital deficiency)      (3,177)       4,657         8,480       23,773        16,428

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

OVERVIEW

Since late 1996, we have focused on providing service optimization software products based on our W-6 Service Scheduler and TechMate technologies. We have also invested significant resources in developing products based on these technologies including, until 2001, increasing the number of our employees involved in research and development, sales and marketing, and professional services. During 2001, the number of our employees decreased due to cost cutting measures.

We believe that in today's economy successful businesses must constantly increase the performance of existing service resources. Our products emphasize the use of optimization tools for performance enhancement in the service environment and also offer the ability to capture the benefits and efficiencies of the Internet. Accordingly, in September 1999, we began marketing our product lines under new names, ClickSchedule and ClickFix and in May 2000, we changed our company name to ClickSoftware Technologies Ltd. Currently our product offering for service optimization applications include: ClickSchedule, ClickFix, ClickAnalyze, ClickPlan, ClickMobile, ClickForecast and ServiceMrketPlace.

We derive revenues from software licensing and services. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. Software license revenues are comprised of perpetual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. We recognize revenues in accordance with the AICPA Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended (see note 2 of the notes to our consolidated financial statements attached hereto).

Service revenues are comprised of revenues from consulting, training, and post-contract customer support. Consulting services are billed at an agreed-upon rate plus incurred

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 17
expenses. Clients licensing our products generally purchase consulting agreements from us. Post-contract customer support arrangements provide technical support and the right to unspecified updates on an if-and when-available basis. Post-contract customer support revenues are charged as a percentage of license fees depending upon the level of support coverage requested by the customer. A fee of 18% of license fees is typically charged for five day a week, eight hour a day coverage and 24% of license fees is typically charged for seven day a week, twenty-four hour a day coverage. Our products are marketed worldwide through a combination of a direct sales force, consultants and various business relationships we have with implementation and technology companies and resellers.

Cost of revenues consists of cost of software license revenues and cost of services. Cost of software license revenues consists of expenses related to media duplication and packaging of our products, costs of software purchased or licensed for resale and royalties payments to the Chief Scientist. Cost of services consists of expenses related to salaries and expenses of our professional services organizations, costs related to third-party consultants, equipment costs and royalties payments to the Chief Scientist.

Operating expenses are categorized into research and development expenses, sales and marketing expenses, general and administrative expenses, and share based compensation.

Research and development expenses consist primarily of personnel costs to support product development, net of grants received from the Chief Scientist. In return for some of these grants, we are obligated to pay the Israeli Government royalties as described below which are included in cost of revenues. Software research and development costs incurred prior to the establishment of technology feasibility are included in research and development expenses as incurred.

Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities, provision for doubtful accounts, legal and costs related to activity as public company.

Amortization of stock-based compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Deferred Stock-based compensation is amortized over the vesting period of the underlying options, generally four years.

Interest and other income include interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense, and also includes the effects of foreign currency translations.

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses and other expenses are incurred in New Israeli Shekels ("NIS") and a portion of our revenues and expenses are incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates, which are influenced by various global economic factors.

The effects of foreign currency exchange rates on our results of operations for the years ended December 31, 2002 and 2001 were immaterial.

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian statutory tax rate on our Australian income and the Israeli tax rate discussed below. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 18
tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated by us on an on-going basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our recognition of revenue requires judgments and estimates which may significantly impact our consolidated financial statements.

Revenue results are difficult to predict, and any shortfall in revenues or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. In addition, the timing of our revenue recognition influences the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenues, however, certain judgments affect the application of our revenue policy.

Our revenues are principally derived from the licensing of our software and the provision of related services. We recognize revenues in accordance with SOP 97-2. Revenues from software license fees are recognized when persuasive evidence of an arrangement exists, either by written agreement or a purchase order signed by the customer, the software product has been delivered, the license fees are fixed and determinable, and collection of the license fees is considered probable. License fees from software arrangements which involve multiple elements, such as post-contract customer support, consulting and training, are allocated to each element of the arrangement based on the relative fair values of the elements. We determine the fair value of each element in multiple-element arrangements based on vendor specific objective evidence, or VSOE. We determine the VSOE for each element according to the price charged when the element is sold separately. In judging the probability of collection of software license fees we continuously monitor collection and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. In connection with customers with whom we have no previous experience, we may utilize independent resources to evaluate the creditworthiness of those customers. For some customers, typically those with whom we have long-term relationships, we may grant extended payment terms. We perform on-going credit evaluations of our customers. If the financial situation of any of our customers were to deteriorate, resulting in an impairment of their ability to pay the indebtedness they incur with us, additional allowances may be required.

Our software products generally do not require significant customization or modification. However, when such customization or modification is necessary, the revenue generated by those activities is deferred and recognized using the percentage of completion method.

Service revenues include post-contract customer support, consulting and training. Post-contract customer support arrangements provide for technical support and the right to unspecified updates on an if-and-when-available basis. Revenues from those arrangements are recognized ratably over the term of the arrangement, usually one year. Consulting services are recognized on a time and material basis, or in a fixed price contract, on a percentage of completion basis. Revenues from training are recognized as the services are provided.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 19

In recognizing revenues based on the rate of completion method, we estimate time to completion with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future services margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.


FISCAL YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(AS RESTATED AND RECLASSIFIED)

You should read the following discussion in conjunction with the restated audited consolidated financial statements for the years ended December 31, 2001, 2000, and 1999.

During the third quarter of 2002, our audit committee, with the assistance of outside advisors, conducted a review of our financial statements for 2000 and 2001 and for the first six months of 2002. On October 21, 2002, we announced that we would restate our financial statements for 2000 and 2001 and for the first six months of 2002. In addition, we announced that our audit committee had decided to recommend to our shareholders that we terminate our relationship with Luboshitz Kasierer, formerly a member firm of Arthur Andersen, as our auditors and appoint new auditors. At a shareholders' meeting held on December 31, 2002, our shareholders authorized the engagement of Brightman Almagor, a member of Deloitte Touche Tohmatsu.

Following the reaudit of our financial statements, we are restating our financial statements for the announced periods and for the year ended December 31, 1999. The restatement results primarily from the recognition of revenue from sales to reseller customers and other customers, where revenue has been recognized prematurely or should not have been recognized at all. We have also determined to reclassify royalty expenses related to grants received from Chief Scientist Office from Selling and Marketing expenses to Cost of Revenues expenses.

For 2001, revenues remain approximately $18.2 million and net loss is reduced by $1.1 million from $9.1 million to $8.0 million. The reduction in net loss is due primarily to an $806,000 reduction in bad debt expense related to reseller customer receivables for which the related revenue and receivable should not have been previously recognized.

For 2000, revenues are reduced by $3.2 million from $15.7 million to $12.6 million and net loss is increased by $2.4 million from $13.0 million to $15.4 million. The revenue adjustment relates to revenues from sales to reseller customers in the amount of $1.2 million, which should not have been recognized, and of $2.0 million, which was recognized prematurely. Offsetting this revenue decrease is primarily a $679,000 reduction in bad debt expense related to reseller customer receivables for which the related revenue and receivable should not have been previously recognized. In many instances the related customers or resellers subsequently went out of business.

For 1999, revenues are reduced by $350,000 from $10.3 million to $10.0 million resulting in a net loss increase by $341,000. The revenue adjustments relate to early recognition of revenues and to sales to a customer that should not have been recognized.

We applied in our financial statements the SEC staff guidance to classify royalty expenses related to grants received from the Chief Scientist Office as part of cost of revenues. Accordingly, we reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $676,000, $437,000 and $329,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 have been restated and reclassified to incorporate these adjustments, as described in note 3 of the notes to our consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 20

RESULTS OF OPERATIONS

Our operating results for each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997 expressed as a percentage of revenues are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------
                                       1997        1998           1999             2000              2001
                                       ----        ----           ----             ----              ----
                                                              (AS RESTATED     (AS RESTATED      (AS RESTATED
                                                                  AND              AND               AND
                                                              RECLASSIFIED)    RECLASSIFIED)     RECLASSIFIED)
                                                              -------------    -------------     -------------
  Software license fees                    53%         65%              51%              59%               65%
  Services                                  47          35               49               41                35
                                     ---------------------------------------------------------------------------
      Total Revenues                       100         100              100              100               100
                                     ---------------------------------------------------------------------------
Cost of Revenues:
  Software License                           3           3                2                4                 4
  Services                                  47          39               45               42                31
                                     ---------------------------------------------------------------------------
    Total cost of revenues                  50          42               47               46                35
                                     ---------------------------------------------------------------------------
Gross Profit                                50          58               53               54                65
                                     ---------------------------------------------------------------------------
Operating Expenses:
  Research and Development
       expenses, net                        58          38               29               34                18
  Selling and Marketing expenses           133          95               80              108                69
  General and Administrative                48          22               18               30                22
       expenses
  Reorganization expenses                    -           -                -                -                 2
  Amortization of deferred                   -           -                7               10                 2
Stock-based Compensation
                                     ---------------------------------------------------------------------------
Total Operating Expenses                   239         155              134              182               113
                                     ---------------------------------------------------------------------------
Loss from Operations                     (189)        (97)             (81)            (128)              (48)
Interest and other
income(expenses), net                      (6)           1              (2)                5                 4
                                     ---------------------------------------------------------------------------
Net Loss                                 (195)        (96)             (83)            (123)              (44)

Dividend related to convertible
  preferred shares                           -           -             (50)                -                 -
                                     ---------------------------------------------------------------------------
Net loss attributable to ordinary
shareholders                            (195)%       (96)%         (133)%             (123)%             (44)%
                                     ===========================================================================

FISCAL YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

REVENUES. Revenues increased $5.6 million or 44% to $18.2 million in 2001, from $12.6 million in 2000. In 2000, revenues increased $2.6 million or 26% to $12.6 million from $10.0 million in 1999. In 2001, 47% of our revenues were generated in North America, 35% in Europe, 2% in Israel and 16% in all other geographic locations ("Asia Pacific and Africa"). In 2000, 61% of our revenues were generated in North America, 34% in Europe, 3% in Israel and 2% in Asia Pacific and Africa. In 1999, 67% of our revenues were generated in North America, 22% in Europe, 9% in Israel and 2% in Asia Pacific and Africa. The increase in percentage of revenues from Europe and the Asia Pacific region is largely attributable to an increase in sales by our European subsidiary to customers in Europe as well as expansion of our sales effort in Europe and the Asian Pacific region.

SOFTWARE LICENSE FEES. Software license revenues were $11.7 million or 65% of revenues in 2001, $7.4 million or 59% of revenues in 2000, and $5.1 million or 51% of revenues in 1999. The increase in software license revenues was due to increased average sales per client, growth of our client base, and recurring sales to our installed base of clients.

SERVICES. Service revenues were $6.4 million or 35% of revenues in 2001, $5.2 million or 41% of revenues in 2000, and $4.9 million or 49% of revenues in 1999. The increase in services revenues on an absolute basis from 2000 to 2001 is primarily due to the increase in the sale of software licenses. The relatively small increase in service revenues on absolute basis from 1999 to 2000 was primarily due to an increase in

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 21
license distribution through third parties also providing implementation, and the release of CLICKSCHEDULE FAST TRACK, which offers a more rapid implementation of CLICKSCHEDULE reducing the cost of implementation.

COST OF REVENUES. Cost of revenues was $6.3 million or 35% of revenues in 2001, $5.8 million or 46% of revenues in 2000, and $4.7 million or 47% of revenues in 1999. This increase in the cost of revenues on an absolute basis was due to an increased number of clients, which resulted in an increased demand for our professional services and increased royalties payments to Chief Scientist.

GROSS PROFIT. Gross profit was 65% in 2001 as compared to 54% in 2000 and 53% in 1999. The change in gross profit percentages are primarily due to both an increase in high margin software license revenues, as well as the improved productivity of our professional services personnel.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $798,000 in 2001, $454,000 in 2000 and $219,000 in 1999. Cost of software license revenues were 4% of revenues in 2001 and 2000 and 2% of revenues in 1999.

COST OF SERVICES. Cost of service revenues were $5.5 million or 31% of revenues in 2001, $5.3 million or 42% of revenues in 2000, and $4.5 million or 45% of revenues in 1999. Cost of services increased by 4% from 2000 to 2001 while service revenues increased by 24% during the same period. This is directly attributed to the increased service and maintenance productivity and the release of CLICKSCHEDULE FAST TRACK, which offers a more rapid implementation of CLICKSCHEDULE, reducing the cost of implementation. The increase in the cost of services revenues from 1999 to 2000 was due primarily to an increase in the sale of licenses, which resulted in an increase of $0.1 million in personnel related costs, an increase of $0.6 million in third party related costs and an increase of $0.2 million in other expenses. The total number of professional services employees employed by us was 37 on December 31, 2001, 44 on December 31, 2000, and 35 on December 31, 1999.

OPERATING EXPENSES. Total operating expenses were $20.5 million or 113% of revenues in 2001, $22.9 million or 182% of revenues in 2000, and $13.4 million or 134% of revenues in 1999.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $3.2 million or 18% of revenues in 2001, $4.3 million or 34% of revenues in 2000, and $2.9 million or 29% of revenues in 1999. We received or accrued grants from the Chief Scientist in the amount of $1.2 million in 2001, $1.1 million in 2000, and $1.0 million in 1999. The decrease in research and development expenses from 2000 to 2001 is directly attributed to the high costs associated with the introduction of the full optimization suite in 2000. The increase in research and development expenses on an absolute basis from 1999 to 2000 was primarily due to an increase of personnel related costs related to improvements of our CLICKSCHEDULE and CLICKFIX product lines and development of CLICKPLAN and CLICKANALYZE as part of our introduction of a complete suite of service optimization management products.

SELLING AND MARKETING EXPENSES. Sales and marketing expenses were $12.5 million or 69% of revenues in 2001, $13.7 million or 108% of revenues in 2000, and $7.9 million or 80% of revenues in 1999. The decrease in 2001 is attributed primarily to cost reductions in our North American operations and overall cost controls. Personnel related costs decreased $0.5 million, and other expenses decreased $0.6 million from 2000 to 2001. The increase in 2000 was primarily due to additional sales and marketing efforts related to the new marketing focus for our ClickSoftware product line and the expansion of our sales and marketing efforts worldwide during 2000. Personnel related costs increased $3.3 million from 1999 to 2000 and other expenses increased $2.4 million. We expect that sales and marketing expenses will increase on an absolute basis in future periods, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales in additional geographic areas. The total number of sales and marketing employees employed by us was 51 on December 31, 2001, 71 on December 31, 2000, and 44 on December 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.0 million or 22% of revenues in 2001, $3.7 million or 29% of revenues in 2000, and $1.8 million or 18% of revenues in 1999. General and administrative expenses included $1.2 million in bad debt charges in 2001, $0.4 million in 2000, and $0.1 million in 1999. The decrease in General and Administrative expenses without bad debt charges from 2000

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 22
to 2001 was due to cost cutting measures implemented during the past twelve months. The increase in General and Administrative expenses without bad debt charges from 1999 to 2000 was due to additional costs associated with our company becoming a public company.

AMORTIZATION OF STOCK-BASED COMPENSATION. Share based compensation for the year ended December 31, 2001 amounted to $0.4 million. Deferred compensation as of December 31, 2001 amounted to $0.4 million, which will be amortized over the period during which the options vest, generally four years. Share based compensation for the year ended December 31, 2000 amounted to $1.2 million. Deferred compensation at December 31, 2000 amounted to $1.1 million. Share based compensation for the year ended December 31, 1999 amounted to $0.7 million. Deferred compensation as of December 31, 1999 amounted to $2.7 million.

REORGANIZATION COSTS. Reorganization costs were $0.3 million or 2% of revenues in 2001. These expenses were primarily costs associated with severance payments to terminated employees. There were no reorganization costs in 2000 and 1999.

INTEREST AND OTHER INCOME (EXPENSES), NET. Interest income net of interest expenses, were $0.6 million or 4% of revenues in 2001, $0.7 million or 5% of revenues in 2000, and ($0.3) million or 2% of revenues in 1999.

INCOME TAXES. As of December 31, 2001, we had approximately $12.9 million of Israeli net operating loss carryforwards, approximately $25.6 million of U.S. federal net operating loss carryforwards and approximately $5.7 million of British net operating loss carryforwards available to offset future taxable income. The Israeli and British net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire in various amounts in the years 2008 through 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001 we had cash and cash equivalents of $8.1 million and short-term investments of $1.9 million.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

Net cash provided (used) in the Company's operating activities primarily consist of net losses for the period, changes in short term investment before non-cash expenses consisting of deferred compensation and depreciation, in addition to net changes in trade receivables, prepaid expenses and changes in accounts payable. For the year ended December 31, 2001, cash provided by operations was $4.0 million, comprised of our net loss of $8.0 million, decrease in short term investment of $14.6 million, an increase in trade receivables of $3.6 million, decrease in accounts payable of $0.5 million, decrease in deferred revenue of $0.1 million, partially offset by non-cash charges of $1.4 million. For the year ended December 31, 2000, cash used in operations was $30.1 million, comprised of our net loss of $15.4 million, increase in short term investment of $16.6 million, a decrease in trade receivables of $1.6 million, increase in other receivables of $1.0 million, increase in accounts payable of $0.4 million, decrease in deferred revenue of $1.0 million, partially offset by non-cash charges of $2.0 million. For the year ended December 31, 1999, cash used in operations was $6.5 million, comprised of our net loss of $8.3 million, an increase in trade receivables of $1.6 million, increase in accounts payable of $1.1 million, increase in deferred revenue of $1.0 million, partially offset by non-cash charges of $1.3 million.

Net cash used in investing activities was $0.42 million in 2001, which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities was 2.4 million in 2000, which was primarily invested in leasehold improvements and

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 23
purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities for 1999 was $0.7 million, which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

There were no material financing activities in 2001. Net cash provided by financing activities was $29.2 million in 2000 and $11.3 million in 1999. In June 2000, we completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to us from the offering were approximately $28.2 million (net of underwriters discount and issuance expenses). Net cash from financing activities during 1999 included proceeds from the issuance of preferred shares of $11.4 million.

As of December 31, 2001 we had outstanding trade receivables of approximately $5.6 million, which represented approximately 31% of 2001 total revenues. As of December 31, 2000 we had outstanding trade receivables of approximately $2.0 million, which represented approximately 16% of 2000 total revenues. As of December 31, 1999, we had outstanding trade receivables of approximately $3.6 million, which represented approximately 36% of 1999 total revenues. Our trade receivables typically have 30 to 60 day terms; although we also negotiate longer payment plans with some of our clients.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $5.4 million related to research and development. As of December 31, 2001, we have paid or accrued royalties related to these funds in the amount of $1.8 million. See Note 13 to our Consolidated Financial Statements.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 24

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 25
of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

     o    the volume and timing of customer orders;
     o internal budget constraints and approval processes of our current and prospective clients;
     o    The length and unpredictability of our sales cycle;
     o the mix of revenue generated by product licenses and professional services;
     o    the mix of revenue between domestic and foreign sources;
     o announcements or introductions of new products or product enhancements by us or our competitors;
     o changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;
     o    timing and amount of sales and marketing expenses;
     o    changes in our business and partner relationships;
     o technical difficulties or "bugs" affecting the operation of our software;
     o    foreign currency exchange rate fluctuations; and\
     o    general economic conditions.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 26

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 27

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

The performance of our products also depends in part upon the accuracy and continued availability of third-party data. We rely on third parties that provide information such as street and address locations and mapping functions that we incorporate into our products. If these parties do not provide accurate information, or if we are unable to maintain our relationships with them, our reputation and competitive position in our

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 28
industry could suffer and we could be unable to develop or enhance our products as required.

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

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS. Although not currently under consideration, we may acquire or make investments in complementary businesses, technologies, services

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 29
or products if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products, services or technologies. We cannot make assurances that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. Our management has limited experience in acquiring companies or technologies. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness to pay for any future acquisitions. As of the date of this statement, we have neither begun discussions nor entered an agreement to make any such material investment or acquisition transaction.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 30

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

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES. We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel, and we may apply for additional grants in the future. We cannot assure that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions that may affect the availability of funds for Chief Scientist grants in the future. The percentage of our research and development

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 31
expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. From time to time, the Government of Israel changes the rate of royalties we must pay, so we are unable to accurately predict this rate. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require the company to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Currently the office of the Chief Scientist does not consider the licensing of our software in the ordinary course of business a transfer of technology and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of December 31, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 33.6% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company,

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 32
which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of December 31, 2001, we had 26,246,464 (net of 39,000 shares held in treasury), ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of December 31, 2001, we had 1,789,804 ordinary shares issuable upon exercise of outstanding options, and 2,164,857 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

WE CANNOT ASSURE YOU THAT ADDITIONAL FINANCING WILL BE AVAILABLE ON TERMS FAVORABLE TO US, OR AT ALL. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures would be significantly limited. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist of the State of Israel

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 33
and there can be no assurance that we will be able to obtain this consent in the future.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 34

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

INTEREST RATE RISK. As of December 31, 2001, we had cash and cash equivalents of $10.0 million, which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of December 31, 2001, we had total long-term debt of $89,000 and long-term debt net of current maturities of $21,000 which bear interest at rates that are linked to LIBOR or the Israeli consumer price index. As of December 31,2001 we had $1.0 million unsecured line of credit.

The following table provides information about our investment portfolio, cash, and long-term debts as of December 31, 2001 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 35


YEAR OF MATURITY                                     2002       2003     AFTER 2003    TOTAL CARRYING
                                                                                            VALUE
(in thousands of dollars)
A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
------------------------------------------------------
Cash and equivalents                                 $ 6,525     -            -           $  6,525
  Average interest rate                                 2.0%     -            -               2.0%
Commercial Papers                                    $   301     -            -           $    301
  Average interest rate                                 2.4%     -            -               2.4%
Taxable Auction Securities                           $ 1,600     -            -           $  1,600
  Average interest rate                                 2.2%     -            -               2.2%
Asset backed Securities                              $ 1,545     -            -           $  1,545
  Average interest rate                                 2.9%     -            -               2.9%
B) LONG-TERM DEBTS:
-------------------
Bank Loan                                               $ 30     -            -           $     30
  Average interest rate                                 L+1%     -            -               L+1%
N.I.S indexed loans                                      $ 5   $    2         -           $      7
  Average interest rate                                 5.4%     5.4%         -               5.4%
Leases US$                                              $ 15   $    1         -           $     16
  Average interest rate                                 7.1%     7.1%         -               7.1%
Leases GBP                                              $ 18   $   17       $    1        $     36
  Average interest rate                                 3.5%     3.5%         3.5%            3.5%

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



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 36

ITEM 8. FINANCIAL STATEMENTS, AS RESTATED

The following consolidated financial statements, and the related notes thereto, of ClickSoftware Technologies Ltd. and the Report of Independent Auditors are filed as a part of this Form 10-K/A.


    Report of Independent Public Accountants....................   38
    Consolidated Balance Sheets.................................   39
    Consolidated Statements of Operations and Comprehensive
      Loss......................................................   40
    Consolidated Statements of Changes in Shareholders' Equity.    41
    Consolidated Statements of Cash Flows.......................   42
    Notes to Consolidated Financial Statements..................   43



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 37

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
ClickSoftware Technologies Ltd.


         We have audited the accompanying consolidated balance sheets of ClickSoftware Technologies Ltd. ("the Company") and its subsidiaries at December 31, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 the accompanying consolidated financial statements have been restated.

/s/ Brightman Almagor & Co.
BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER OF DELOITTE TOUCHE TOHMATSU

Tel Aviv, Israel
January 16, 2003


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 38


                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                           CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,
                                                                                    2000             2001
                                                                                    ----             ----
                                                                               (AS RESTATED)     (AS RESTATED)
                                                                               -------------     -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (note 4)                                             $       4,438     $      8,125
  Short-term investments (note 5)                                                       16,878            1,846
    Trade receivables, net of allowance for doubtful accounts of 742 and                 2,042            5,607
    912 as of December 31,2000 and 2001,respectively(note 6)
  Other receivables and prepaid expenses (note 7)                                        1,466            1,485
                                                                              ----------------------------------
     Total current assets                                                               24,824           17,063
Property and equipment, net (note 8)                                                     3,295            2,985
Severance pay deposits (note 12)                                                           526              652
                                                                              ----------------------------------
     Total assets                                                                $      28,645     $     20,700
                                                                              ----------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt (note 9)                                                       $         146     $        140
  Accounts payable and accrued expenses (note 10)                                        3,153            2,664
  Deferred revenues                                                                        127               68
                                                                              ----------------------------------
     Total current liabilities                                                           3,426            2,872
                                                                              ----------------------------------

LONG-TERM LIABILITIES
  Long-term debt (note 11)                                                                 103               21
  Accrued severance pay (note 12)                                                        1,343            1,379
                                                                              ----------------------------------
     Total long-term liabilities                                                         1,446            1,400
                                                                              ----------------------------------
     Total liabilities                                                                   4,872            4,272
                                                                              ----------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS' EQUITY: (NOTE 14)
Convertible Preferred shares of NIS 0.02 par value:
         Authorized -- 5,000,000 as of December 31, 2000
         and 2001; Issued and outstanding -- none as of
         December 31,2000 and 2001. change order of years                                    -                -

Ordinary shares of NIS 0.02 par value:
         Authorized -- 100,000,000 as of December 31, 2000
         and 2001; Issued -- 26,064,539 shares as of
         December 31, 2000 and 26,285,464 as of December 31,2001.
         Outstanding-- 26,064,539 shares as of December 31,2000 and
         26,246,464 shares as of December 31, 2001. change order
         of years                                                                          100              101
Additional paid-in capital                                                              69,169           69,143
Deferred stock compensation                                                            (1,120)            (401)
Accumulated deficit                                                                   (44,376)         (52,372)
                                                                              ----------------------------------
Treasury stock, at cost:39,000 shares                                                        -             (43)
                                                                              ----------------------------------
     Total shareholders' equity                                                         23,773           16,428
                                                                              ----------------------------------
     Total liabilities and shareholders' equity                                  $      28,645     $     20,700
                                                                              ==================================

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 39


                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           YEAR ENDED DECEMBER 31,
                                                                     1999             2000              2001
                                                                     ----             ----              ----
                                                                (AS RESTATED      (AS RESTATED      (AS RESTATED
                                                                     AND              AND                AND
                                                                RECLASSIFIED      RECLASSIFIED      RECLASSIFIED
                                                                 SEE NOTE 3)       SEE NOTE 3)       SEE NOTE 3)
                                                                 -----------       -----------       -----------
Revenues (note 15):
  Software license                                               $      5,062      $     7,412       $     11,734
  Services                                                              4,912            5,178              6,441
                                                             -----------------------------------------------------
     Total revenues                                                     9,974           12,590             18,175
                                                             -----------------------------------------------------

Cost of revenues:
  Software license                                                        219              454                798
  Services                                                              4,469            5,301              5,498
                                                             -----------------------------------------------------
     Total cost of revenues                                             4,688            5,755              6,296
                                                             -----------------------------------------------------

                                                             -----------------------------------------------------
     Gross profit                                                       5,286            6,835             11,879
                                                             -----------------------------------------------------

Operating expenses:
  Research and development expenses                                     3,935            5,408              4,422
  Less - participation by the Chief Scientist
     of the Government of Israel (note 12)                              1,025            1,108              1,176
                                                             -----------------------------------------------------
  Research and development expenses, net                                2,910            4,300              3,246
  Selling  and marketing expenses                                       7,945           13,654             12,499
  General and administrative expenses                                   1,759            3,717              4,048
  Restructuring costs                                                       -                -                294
  Amortization of deferred stock-based compensation (1)                   738            1,237                437
                                                             -----------------------------------------------------
     Total operating expenses                                          13,352           22,908             20,524
                                                             -----------------------------------------------------
     Operating loss                                                   (8,066)         (16,073)            (8,645)
Interest and other income (expenses), net                               (254)              679                649
                                                             -----------------------------------------------------
     Net loss                                                    $    (8,320)      $  (15,394)       $    (7,996)
                                                             -----------------------------------------------------
Dividend related to convertible preferred shares
                                                                 $    (4,989)      $         -       $          -
                                                             -----------------------------------------------------
Net loss attributable to ordinary shareholders                   $   (13,309)      $  (15,394)       $    (7,996)
                                                             -----------------------------------------------------

                                                             -----------------------------------------------------
Basic and diluted net loss per share (note 2)                    $     (2.24)      $    (0.69)       $     (0.32)
                                                             =====================================================

Shares used in computing basic and diluted net loss per
share                                                               5,948,816       22,312,554         25,098,321
                                                             -----------------------------------------------------

(1) Amortization of deferred stock- based compensation would be further classified as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                            1999            2000           2001
                                                             -----------------------------------------------------
Cost of revenues                                                          110              112                 18
Research and development expenses                                          96              174                 56
Selling and marketing expenses                                            118              174                 56
General and administrative expenses                                       414              777                307
                                                             -----------------------------------------------------
Total                                                                     738            1,237                437

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 40


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (AS RESTATED)
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                      NUMBER OF                                                   LESS COST
                         NUMBER OF   CONVERTIBLE           ADDITIONAL                                OF
                         ORDINARY     PREFERRED    SHARE    PAID-IN      DEFERRED    ACCUMULATED  TREASURY
                          SHARES        SHARES     AMOUNT   CAPITAL    COMPENSATION    DEFICIT     SHARES        TOTAL
                       --------------------------------------------------------------------------------------------------
Balance as of January
1, 1999                   7,208,816    11,667,812   $  65    $ 20,265    $        -  $  (15,673)     $      -   $  4,657
Shares issued net of
issuance costs of $126            -     1,832,086       8      11,366             -            -            -     11,374
Dividend related to
convertible preferred                                                                                       -
shares                            -             -       -       4,989             -      (4,989)                       -
Employee options
exercised                         -             -       -          31             -            -            -         31
Deferred compensation             -             -       -       3,401       (3,401)            -            -          -
Amortization of
deferred compensation             -             -       -           -           738            -            -        738
Net loss                          -             -       -           -             -      (8,320)            -    (8,320)
                       --------------------------------------------------------------------------------------------------
Balance as of December
31, 1999                  7,208,816    13,499,898      73      40,052       (2,663)     (28,982)            -      8,480
Shares issued net of
issuance cost of 4,030    4,600,000             -      23      28,147             -            -            -     28,170
Conversion of
preferred shares         13,499,898  (13,499,898)       -           -             -            -            -          -
Warrants exercised          459,439             -       2         577             -            -            -        579
Employee options
exercised                   273,098             -       2         638             -            -            -        640
Expired options                   -             -       -       (306)           306            -            -          -
Employee Stock
purchase plan                23,288             -       -          61             -            -            -         61
Amortization of
deferred compensation             -             -       -           -         1,237            -            -      1,237
Net loss                          -             -       -           -             -     (15,394)            -   (15,394)
                       --------------------------------------------------------------------------------------------------
Balance as of December
31, 2000                 26,064,539             -   $ 100    $ 69,169    $  (1,120)  $  (44,376)            -   $ 23,773
Employee options
exercised                    62,020             -       -         119             -            -            -        119
Expired options                   -             -       -       (282)           282            -            -          -
Employee Stock
purchase plan               158,905             -       1         137             -            -            -        138
Amortization of
deferred compensation             -             -       -           -           437            -            -        437
Net loss                          -             -       -           -             -      (7,996)            -    (7,996)
Treasury Shares            (39,000)             -       -           -             -            -         (43)       (43)
                       --------------------------------------------------------------------------------------------------
Balance as of December
31, 2001                 26,246,464             -   $ 101    $ 69,143    $  M (401)  $  (52,372)     $   (43)   $ 16,428
                       --------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 41


                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                  1999                2000               2001
                                                                  ----                ----               ----
                                                               AS RESTATED         AS RESTATED        AS RESTATED
                                                               -----------         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (8,320)           $ (15,394)        $ (7,996)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation                                                        484                  640              700
  Amortization of deferred compensation                               738                1,237              437
  Unrealized (gain) loss from                                           -                (258)              395
    investments
  Severance pay                                                        40                  346             (90)
  Other                                                               (8)                    -                -
Changes in operating assets and liabilities:
  Trade receivables                                               (1,573)                1,572          (3,565)
  Other receivables                                                  (26)              (1,001)             (19)
  Accounts payable and accrued expenses                             1,101                  365            (489)
  Deferred revenues                                                 1,057              (1,016)             (59)
Decrease (Increase) in  short-term investments,net
                                                                        -             (16,620)           14,637
                                                       ---------------------------------------------------------
Net cash provided by (used in) operating activities               (6,507)             (30,129)            3,951
                                                       ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment                                              (732)              (2,437)            (390)
                                                       ---------------------------------------------------------
Net cash used in investing
  activities                                                        (732)              (2,437)            (390)
                                                       ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt (net)                                                  14                (174)              (6)
Long-term debt                                                         35                    -                -
Repayments of long-term debt                                        (147)                (110)             (82)
Net proceeds from issuance of Convertible Preferred
shares                                                             11,374                    -                -
Net proceeds from issuance of Ordinary
  shares                                                                -               28,170                -
Purchase of treasury shares                                             -                    -             (43)
Net proceeds from warrants exercised                                    -                  579                -
Employee and ESPP options exercised                                    31                  701              257
                                                       ---------------------------------------------------------
Net cash provided by financing activities                          11,307               29,166              126
                                                       ---------------------------------------------------------

Increase (decrease) in cash and cash
  equivalents                                                       4,068              (3,400)            3,687
Cash and cash equivalents at beginning
  of year                                                           3,770                7,838            4,438
                                                       ---------------------------------------------------------
Cash and cash equivalents at end of year                         $  7,838           $    4,438        $   8,125
                                                       =========================================================


Supplemental cash flow information
Cash paid for interest                                           $    137           $       86        $      22
                                                       =========================================================


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 42

                         CLICKSOFTWARE TECHNOLOGIES LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (AS OF DECEMBER 31, 2000 AND 2001 AND
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 and 2001)
                            (IN THOUSANDS OF DOLLARS)

NOTE 1 -- GENERAL

ClickSoftware Technologies Ltd. (the "Company" or "ClickSoftware") was incorporated in Israel and a leading provider of end-to-end service optimization software. The ClickSoftware Service Optimization suite consists of CLICKSCHEDULE, which enables companies to automate and optimize their service resources; CLICKANALYZE and CLICKPLAN, which enable corporate decision makers to intelligently analyze past performance, monitor current performance, and effectively plan for future service needs; and CLICKFIX, CLICKMOBILE, and SERVICEMARKETPLACE, which empower service personnel by providing real-time information and solutions for service related issues. ClickSoftware products are used by a wide array of companies, including customers in the telecommunications, utilities, financial services, aerospace, defense, semi-conductor, and home service industries.

The Company has incurred net operating losses since inception and, as of December 31, 2001, had an accumulated deficit of $52.5 million. The Company is subject to various risks associated with companies in a comparable stage of development, including competition from substitute products and larger competitors, dependence on key individuals, and the potential necessity to obtain adequate financing to support its growth.

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

In January 2001, due to macroeconomic and capital spending issues affecting the software industry, the Company instituted a restructuring program to prioritize its initiatives, focus on profit contribution, reduce expenses, and improve efficiency. This restructuring program included a worldwide workforce reduction and restructuring of certain business functions.

In fiscal 2001, the Company recorded restructuring costs and other special charges classified as operating expenses and primarily consisted of salary, vacation reimbursement, and severance pay. The following table provides detailed information relating to the status of the restructuring during fiscal 2001:

                                 (IN THOUSANDS)
             Balance at January   Reorganization                   Balance at
                  1,2001             Expense     Cash Payments  December 31,2001
  Workforce
  Reduction       $  0               $ 294          $ 294             $0


The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries in the U.S. (ClickSoftware, Inc., a California corporation), in the U.K. (ClickSoftware Europe Limited) and in Belgium (ClickSoftware Belgium, N.V.). The subsidiaries are primarily engaged in the sale and marketing of the Company's products in North America, Europe and the rest of the world.

The accompanying financial statements have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. Most of the Company's sales are made outside Israel in

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 43
non-Israeli currencies (mainly the U.S. dollar). Most marketing expenses are incurred outside Israel, primarily in U.S. dollars. Thus, the functional currency of the Company is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with principles set forth in Statements of Financial Accounting Standards (SFAS) No. 52 of the Financial Accounting Standards Board of the United States ("FASB").


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Short-term securities are classified as "trading" and stated at market value. Gains and losses are included in interest and other income (expense) in accordance with the principles set forth in SFAS No.115.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the company to credit risk consist principally of cash instruments and accounts receivable. The Company maintains cash and cash equivalents and investments with major financial institutions and limits the amount of credit exposure with any institution. The accounts receivable are derived from sales to a large number of customers, mainly large industrial corporations and their suppliers located mainly in Europe and the United States. The Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses in respect of trade receivables.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 16 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the lease term, including renewal options, or the useful lives of the improvements.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 44

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended.

In accordance with SOP 97-2, revenues from software license fees are recognized when persuasive evidence of an arrangement exists, the software product covered by written agreement or a purchase order signed by the customer has been delivered, the license fees are fixed and determinable and collection of the license fees is considered probable. Revenues from software product license agreements, which require significant customization and modification of the software product are deferred and recognized using the percentage-of-completion method of contract accounting in accordance with AICPA Statement of Position 81-1. When software arrangements involve multiple elements the Company allocates revenue to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. If vendor specific objective evidence of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other revenue recognition criteria have been met. Generally, we consider all arrangements with extended payment terms greater than nine months not to be fixed or determinable.

We also enter into license arrangements with resellers whereby revenues are recognized upon sale through to the end user by the reseller.

Service revenues include consulting services, post-contract customer support and training. Consulting revenues are generally recognized on a time and material basis. However, revenues from certain fixed-price contracts are recognized on the percentage of completion basis. Post-contract customer support agreements provide technical support and the right to unspecified updates on an if-and-when-available basis. Post-contract customer support revenues are recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net loss per share have been computed using the weighted-average number of ordinary shares outstanding during the year, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised (see note 14).


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 45


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                      1999            2000            2001
                                                                      ----            ----            ----
                                                                       AS              AS              AS
                                                                    RESTATED        RESTATED        RESTATED
                                                                    --------        --------        --------
                                                               (IN THOUSANDS EXCEPT SHARE DATA AND SHARE NUMBERS)

Net loss attributable to ordinary shareholders                      $ (13,309)   $   (15,394)    $    (7,996)
Basic and diluted:
  Weighted average shares used in computing
   basic and diluted net loss per ordinary share                     5,948,816     22,312,554      25,098,321
                                                               ===================================================
  Basic and diluted net loss per Ordinary share                     $   (2.24)   $     (0.69)    $     (0.32)
                                                               ===================================================

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

SHARE-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method of accounting or the method prescribed in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method. The Company has elected to account for its share-based compensation arrangements under the provisions of APB 25, including the FASB interpretation No. 44, "Accounting for certain transactions involving Stock Compensation - an interpretation of APB 25", and accordingly, has included in note 14 the pro forma disclosures required under SFAS No. 123.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Although SFAS 144 supersedes FASB Statement No. 121, it retains

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 46
the requirements of SFAS 121 regarding recognition of impairment loss for long-lived assets to be held and used (based on undiscounted cash flows) and resolves certain implementation issues. Also, the accounting model used in SFAS 121 for long-lived assets to be disposed of by sale (lower of carrying amount or fair value less cost to sell) is broadened by SFAS 144 to include discontinued operations and supersedes APB Opinion No. 30. Therefore, discontinued operations will no longer be measured on a net realizable value basis and future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's consolidated financial statements.

NOTE 3 - RESTATEMENT

During the third quarter of 2002, the Company's audit committee, with the assistance of outside advisors, conducted a review of its financial statements for 2000 and 2001 and for the first six months of 2002. On October 21, 2002, the Company announced that it would restate its financial statements for 2000 and 2001 and for the first six months of 2002.

Following the reaudit of the Company's financial statements, the Company is restating its financial statements for the announced periods and for the year ended December 31, 1999. The restatement results primarily from the recognition of revenue from sales to reseller customers and other customers, where revenue has been recognized prematurely or should not have been recognized at all. The Company has also determined to reclassify royalty expenses related to grants received from the Chief Scientist Office from Selling and Marketing expenses to Cost of Revenues expenses.

For 1999, revenue is reduced by $350,000 from $10.3 million to $10.0 million resulting in a net loss increase by $340,000. The revenue adjustments relate to early recognition of revenues and to sales to a customer that should not have been recognized based on his creditworthiness.

For 2000, revenue is reduced by $3.2 million from $15.7 million to $12.6 million and net loss is increased by $2.3 million from $13.0 million to $15.4 million. The revenue adjustments relate to revenue from sales to reseller customers in the amount of $1.2 million which determined should not have been recognized and the remaining amount is a result of premature recognition. Offsetting this revenue decrease is primarily a $679,000 reduction in bad debt expense related to the reduction of reseller customer receivables for which the related revenue and receivable should not have been previously recognized. In many instances the related customers or resellers subsequently went out of business.

For 2001, revenue is reduced by $29,000 remaining $18.2 million and net loss is reduced by $1.1 million from $9.1 million to $8.0 million. The reduction in net loss is primarily a result of $807,000 reduction in bad debt expense related to the reduction of reseller customer receivables for which the related revenue and receivable should not have been previously recognized.

The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses:
$676,000, $437,000 and $329,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

The following are reconciliation's of the Company's financial position and results of operations from financial statements previously filed to these restated and reclassified financial statements (in thousands, except per share data):


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 47


                                                                CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,2001
                                                                                (IN THOUSANDS)

                                                              AS PREVIOUSLY          EFFECT OF                  AS
                                                                REPORTED            RESTATEMENT              RESTATED
                                                          ---------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $    8,125                                $     8,125
Short-term investments                                                  1,846                                      1,846
Trade receivables, net                                                  6,623            (1,016)                   5,607
Other receivables and prepaid expenses                                  1,671              (186)                   1,485

                                                          ---------------------------------------------------------------
Total current assets                                                   18,265            (1,202)                  17,063

Property and equipment, net                                             3,450              (465)                   2,985
Severance pay deposits                                                    652                                        652
                                                          ---------------------------------------------------------------
Total assets                                                       $   22,367          $ (1,667)             $    20,700
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                   $      140                                $       140
Accounts payable and accrued expenses                                   2,785              (121)                   2,664
Deferred revenues                                                          68                                         68
                                                          ---------------------------------------------------------------
       Total current liabilities                                        2,993              (121)                   2,872
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                            21                                         21
Accrued severance pay                                                   1,379                                      1,379
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,400                                      1,400
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,393              (121)                   4,272
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                    101                                        101
Additional paid-in capital                                             69,143                                     69,143
Deferred stockcompensation                                              (401)                                       (401)
Accumulated deficit                                                  (50,826)            (1,546)                 (52,372)
                                                          ---------------------------------------------------------------
 treasury stock ,at cost:39,000 shares                                   (43)                                        (43)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                      17,974            (1,546)                  16,428
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                        $    22,367          $ (1,667)             $    20,700
                                                          ===============================================================


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 48


                                                                 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,2000
                                                                                    (IN THOUSANDS)


                                                               AS PREVIOUSLY           EFFECT OF               AS
                                                                 REPORTED             RESTATEMENT           RESTATED
                                                          ---------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $    4,438                               $    4,438
Short-term investments                                                 16,878                                   16,878
Trade receivables, net                                                  4,375               (2,333)              2,042
Other receivables and prepaid expenses                                  1,466                                    1,466

                                                          ---------------------------------------------------------------
          Total current assets                                         27,157               (2,333)             24,824

Property and equipment, net                                             3,772                 (477)              3,295
Severance pay deposits                                                    526                                      526
                                                          ---------------------------------------------------------------
          Total assets                                             $   31,455             $ (2,810)         $   28,645
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                   $      146                               $      146
Accounts payable and accrued expenses                                   3,274                 (121)              3,153
Deferred revenues                                                         127                                      127
                                                          ---------------------------------------------------------------
       Total current liabilities                                        3,547                 (121)              3,426
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                           103                                      103
Accrued severance pay                                                   1,343                                    1,343
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,446                                    1,446
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,993                 (121)              4,872
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                    100                                      100
Additional paid-in capital                                             69,169                                   69,169
Deferred stockcompensation                                            (1,120)                                  (1,120)
Accumulated deficit                                                  (41,687)               (2,689)           (44,376)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                      26,462               (2,689)             23,773
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                         $   31,455             $ (2,810)         $   28,645
                                                          ===============================================================


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 49


                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE YEAR ENDED DECEMBER 31,2001

                                  (IN THOUSANDS EXCEPT SHARE DATA AND SHARE NUMBERS)


                                           AS PREVIOUSLY       EFFECT OF            EFFECT OF       AS RESTATED AND
                                              REPORTED        RESTATEMENT        RECLASSIFICATIONS    RECLASSIFIED
                                       ------------------------------------------------------------------------------
Revenues:
  Software license                          $     11,676           $ 58                             $      11,734
  Service                                          6,528           (87)                                     6,441
                                       ------------------------------------------------------------------------------
     Total revenues                               18,204           (29)                                    18,175
                                       ------------------------------------------------------------------------------
Cost of revenues:
  Software license                                   352                                   446                798
  Service                                          5,418          (150)                    230              5,498
                                       ------------------------------------------------------------------------------
     Total cost of revenues                        5,770          (150)                    676              6,296
                                       ------------------------------------------------------------------------------
     Gross profit                                 12,434            121                  (676)             11,879
                                       ------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
   net                                             3,246                                                    3,246
  Selling and marketing expenses                  13,391          (216)                  (676)             12,499
  General and administrative expenses              4,854          (806)                                     4,048
  Reorganization expenses                            294                                                      294
  Amortization of deffered stock-based
   compensation                                      437                                                      437
                                       ------------------------------------------------------------------------------
     Total operating expenses                     22,222        (1,022)                  (676)             20,524
                                       ------------------------------------------------------------------------------
     Operating loss                              (9,788)          1,143                      -            (8,645)

Interest and other income, net                       649                                                      649
                                       ------------------------------------------------------------------------------
     Net loss                              $     (9,139)        $ 1,143                             $     (7,996)
                                       ------------------------------------------------------------------------------
Basic and diluted net loss per share       $      (0.36)                                            $      (0.32)
                                       ------------------------------------------------------------------------------
Shares used in computing basic and diluted
net loss per share                            25,098,321                                               25,098,321
                                       ------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 50


                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE YEAR ENDED DECEMBER 31,2000

                                  (IN THOUSANDS EXCEPT SHARE DATA AND SHARE NUMBERS)

                                          AS PREVIOUSLY     EFFECT OF            EFFECT OF         AS RESTATED AND
                                            REPORTED       RESTATEMENT       RECLASSIFICATIONS       RECLASSIFIED
                                         ---------------------------------------------------------------------------
Revenues:
  Software license                          $    10,500      $  (3,088)                              $     7,412
  Service                                         5,242            (64)                                    5,178
                                         ---------------------------------------------------------------------------
     Total revenues                              15,742         (3,152)                                   12,590
                                         ---------------------------------------------------------------------------
Cost of revenues:
  Software license                                  272           (110)                292                   454
  Service                                         5,156                                145                 5,301
                                         ---------------------------------------------------------------------------
     Total cost of revenues                       5,428           (110)                437                 5,755
                                         ---------------------------------------------------------------------------
     Gross profit                                10,314         (3,042)              (437)                 6,835
                                         ---------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net          4,300                                                    4,300
  Selling and marketing expenses                 14,105            (14)              (437)                13,654
  General and administrative expenses             4,396           (679)                                    3,717

  Amortization of deffered stock-based
   compensation                             $     1,237                                                    1,237
                                         ---------------------------------------------------------------------------
     Total operating expenses                    24,038           (693)              (437)                22,908
                                         ---------------------------------------------------------------------------
     Operating loss                            (13,724)         (2,349)                  -              (16,073)

Interest and other income, net                      679                                                      679
                                         ---------------------------------------------------------------------------
     Net loss                                                $  (2,349)                              $  (15,394)
                                            $  (13,045)
                                         ---------------------------------------------------------------------------
Basic and diluted net loss per share        $    (0.58)                                              $    (0.69)
                                         ---------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                   22,312,554                                               22,312,554
                                         ---------------------------------------------------------------------------


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 51


                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE YEAR ENDED DECEMBER 31,1999

                                  (IN THOUSANDS EXCEPT SHARE DATA AND SHARE NUMBERS)

                                            AS PREVIOUSLY      EFFECT OF           EFFECT OF        AS RESTATED AND
                                              REPORTED        RESTATEMENT       RECLASSIFICATIONS    RECLASSIFIED
                                         ---------------------------------------------------------------------------
Revenues:
  Software license                                 5,414            (352)                                  5,062
  Service                                          4,912                                                   4,912
                                         ---------------------------------------------------------------------------
     Total revenues                               10,326            (352)                                  9,974
                                         ---------------------------------------------------------------------------
Cost of revenues:
  Software license                                    71             (11)                 159                219
  Service                                          4,299                                  170              4,469
                                         ---------------------------------------------------------------------------
     Total cost of revenues                        4,370             (11)                 329              4,688
                                         ---------------------------------------------------------------------------
     Gross profit                                  5,956            (341)               (329)              5,286
                                         ---------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net           2,910                                                   2,910
  Selling and marketing expenses                   8,274                                (329)              7,945
  General and administrative expenses              1,759                                                   1,759
  Amortization of deffered stock-based
   compensation                                      738                                                     738
                                         ---------------------------------------------------------------------------
     Total operating expenses                     13,681                                (329)             13,352
                                         ---------------------------------------------------------------------------
     Operating loss                              (7,725)            (341)                   -            (8,066)
Interest and other income, net                     (254)                                                   (254)
                                         ---------------------------------------------------------------------------
     Net loss                                    (7,979)            (341)                                (8,320)
                                         ---------------------------------------------------------------------------
Dividend related to convertible
preferred shares                             $   (4,989)                                             $   (4,989)
                                         ---------------------------------------------------------------------------
Net loss attributable to ordinary
shareholders                                 $  (12,968)          $ (341)                               (13,309)
                                         ---------------------------------------------------------------------------

                                         ---------------------------------------------------------------------------
Basic and diluted net loss per share         $    (2.18)                                             $    (2.24)
                                         ---------------------------------------------------------------------------

NOTE 4 -- CASH AND CASH EQUIVALENTS

                                                            DECEMBER 31,
                                                        2000           2001
                                                        ----           ----
                                                          (IN THOUSANDS)
In U.S. dollars                                       $ 3,470       $ 7,784
In British Pounds                                         436           336
In NIS                                                $   532       $     5
                                                   ---------------------------
                                                      $ 4,438       $ 8,125
                                                   ===========================


     The cash equivalents bear an average annual interest rate of 1.8%.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 52

NOTE 5 - SHORT-TERM INVESTMENTS

                                                             DECEMBER 31,
                                                         2000           2001
                                                         ----           ----
                                                            (IN THOUSANDS)
Asset-backed Securities (average annual
  interest rate of 2.9%)                                $  5,440       $ 1,545
Euro Dollar Bonds                                          5,121             -
Taxable Securities                                         4,026             -
Corporate Bonds                                            2,291             -
Commercial Papers                                       $      -       $   301
                                                     ---------------------------
                                                        $ 16,878       $ 1,846
                                                     ===========================

The Short-term investments bear an average annual interest rate of 2.8%.

                                                             DECEMBER 31,
NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                         2000           2001
                                                         ----           ----
                                                            (IN THOUSANDS)
Balance at Beginning of Year
                                                        $    130       $   742
Charged to expenses                                          430         1,229
Deductions                                                   182       (1,059)
Balance at Year end
                                                     ---------------------------
                                                        $    742       $  912
                                                     ===========================

NOTE 7 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                                             DECEMBER 31,
                                                         2000           2001
                                                         ----           ----
                                                            (IN THOUSANDS)
Government participations and other government
  receivables                                           $    421       $   329
Employees                                                     78            58
Other receivables and prepaid expenses                       967         1,098
                                                     ---------------------------
                                                        $  1,466       $ 1,485
                                                     ===========================

NOTE 8 -- PROPERTY AND EQUIPMENT,NET

                                                             DECEMBER 31,
                                                        2000            2001
                                                        ----            ----
                                                         AS              AS
                                                      RESTATED        RESTATED
                                                      --------        --------

                                                           (IN THOUSANDS)
Cost
Computers and office equipment                          $  3,773       $ 4,221
Leasehold improvements                                     1,551         1,664
Motor vehicles                                               580           409
                                                     ---------------------------
                                                        $  5,904       $ 6,294
Accumulated Depreciation                                   2,609         3,309
                                                     ---------------------------
NET BOOK VALUE                                          $  3,295       $ 2,985
                                                     ===========================

     For the years ended December 31,1999, 2000 and 2001 depreciation expense was $484,000, $640,000` and $700,000 respectively.

NOTE 9 -- SHORT-TERM DEBT

                                                             DECEMBER 31,
                                                         2000           2001
                                                         ----           ----
                                                            (IN THOUSANDS)

Short-term debt                                         $      -       $    72
Current maturities on long-term debt (note 11)               146            68
                                                     ---------------------------
                                                        $    146       $   140
                                                     ===========================

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 53

NOTE 10 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                             DECEMBER 31,
                                                         2000           2001
                                                         ----           ----
                                                            (IN THOUSANDS)

Suppliers                                               $  1,335       $   732
Employee and related expenses                              1,075           941
Accrued royalties                                            268           446
Other                                                        475           545
                                                     ---------------------------
                                                        $  3,153       $ 2,664
                                                     ===========================

NOTE 11 -- LONG-TERM DEBT

                                                             DECEMBER 31,
                                                         2000           2001
                                                         ----           ----
                                                            (IN THOUSANDS)
Bank Loans
  In U.S. dollars                                       $    113       $    46
  In British Pounds                                           89            36
  Linked to the Israeli CPI                                   47             7
                                                     ---------------------------
                                                        $    249       $    89
Less - current maturities (note 9)                           146            68
                                                     ---------------------------
                                                        $    103       $    21
                                                     ===========================

A U.S. dollar loan in the amount of $30,000 bears annual interest of LIBOR plus 1% (3% as of December 31, 2001). The loan, linked to the Israeli CPI, bears interest at 5.4% per annum. The loans in British Pounds bear an average annual interest rate of 3.5%.

Long-term debt net of current maturities as of December 31, 2001, is repayable as follows:

                                                             DECEMBER 31,
                                                         2000           2001
                                                         ----           ----
                                                            (IN THOUSANDS)
2002                                                    $     72             -
2003                                                          26       $    20
2004                                                           5             1
                                                     ---------------------------
                                                        $    103       $    21
                                                     ===========================

NOTE 12 - ACCRUED SEVERANCE PAY

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

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

In connection with its research and development, the Company received grants from the State of Israel in the total amount of $5,370,000. In connection with the Government of Israel grants, the Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% -- 150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. The Company has paid or accrued royalties through December 31, 2001 of $1,806,000.

The refund of the grant is contingent on future sales and the Company has no obligation to refund these grants, if sufficient sales are not generated.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 54

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

NOTE 14 -- SHAREHOLDERS' EQUITY

A. SHARE CAPITAL -- COMPRISES OF SHARES OF NIS 0.02 PAR VALUE.

                                                                     NUMBER OF SHARES
                                -----------------------------------------------------------------------------------------
                                          AUTHORIZED                     ISSUED (*)                 OUTSTANDING (*)
                                          DECEMBER 31,                   DECEMBER 31,                 DECEMBER 31,
                                     2000             2001            2000           2001          2000          2001
                                     ----             ----            ----           ----          ----          ----
Ordinary shares                   100,000,000     100,000,000      26,064,539    26,285,464     26,064,539    26,246,464
Special preferred shares            5,000,000       5,000,000               -             -              -             -
                                -----------------------------------------------------------------------------------------
Total shares                      105,000,000     105,000,000      26,064,539    26,285,464     26,064,539    26,246,464
                                -----------------------------------------------------------------------------------------

----------------
(*) Includes shares reserved for issuance to employees upon exercise of options granted but not yet exercised, held by a trustee. The total number of Ordinary shares held by the trustee are 911,230 as of December 31, 2000, and 791,031 as of December 31,2001.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 55

C. EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

During the year ended December 31,2001 the Board of Directors and Shareholders at the annual meeting approved the grants of stand-alone options to purchase 144,036 ordinary shares to directors.

The Company has adopted new option plans in 2000 under which they have granted during the year ended December 31,2000, 1,015,213 options at a weighted average exercise price of $5.75 per share and a vesting period of four years. Under the same program during the year ended December 31,2001,the Company granted 1,375,652 options at a weighted average exercise price of $1.50 per share

In connection with the grant of certain options to employees during fiscal 1999, the Company recorded deferred compensation of approximately $3,401,000, representing the difference between the estimated fair value of the Ordinary shares and the exercise price of these options at the date of grant. Such amount is presented as a part of shareholders' equity and amortized over the vesting period of the applicable options. The Company recorded amortization of deferred compensation of approximately $738,000, $1,237,000 and $437,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

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

If deferred compensation had been determined under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and basic and diluted net loss per share would have been increased or decreased to the following proforma amounts:

                                        1999            2000            2001
                                        ----            ----            ----

                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net loss
     As reported                     $ (13,309)      $ (15,394)     $  (7,996)
     Proforma                          (13,391)        (15,630)        (8,186)
Basic and diluted net loss per
   share
     As reported                     $   (2.24)      $   (0.69)     $   (0.32)
     Proforma                            (2.25)          (0.70)         (0.33)

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

         Transactions related to the above discussed options and warrants granted to employees and consultants during the years ended 2000 and 2001, and the weighted average exercise prices per share and weighted average fair value of the options at the date of grant are summarized as follows:


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 56


                                                                                      WEIGHTED-     WEIGHTED-
                                                                                      AVERAGE        AVERAGE
                                                       OPTIONS                        EXERCISE        FAIR
                                                      AVAILABLE      OUTSTANDING     PRICE PER        VALUE
                                                      FOR GRANT      OPTIONS (*)       SHARE        OF OPTION
                                                     -----------------------------------------------------------
Outstanding December 31, 1999                             335,695        2,665,034          1.16
Authorized                                              3,800,000
Granted                                               (1,015,213)        1,015,213          5.75         $ 1.57
Forfeited                                                 288,189        (288,107)          2.99
Exercised                                                       -        (631,091)          1.01
Exercised Employee Stock Purchase Plan                   (23,288)                -
                                                     ----------------------------------------------
Outstanding December 31, 2000                           3,385,383        2,761,049          2.65
Granted                                               (1,519,688)        1,519,688          1.51         $ 0.72
Forfeited                                                 458,067        (458,067)          2.20
Exercised                                                                (150,287)          0.79
Exercised Employee Stock Purchase plan                  (158,905)
                                                     -----------------------------------------------
Outstanding December 31, 2001                           2,164,857        3,672,383          2.31
                                                     ===============================================

-----------------
(*) As of December 31, 1999, 2000 and 2001, 1,206,920, 912,228 and 791,031
Ordinary shares are held by a trustee and have been reserved for allocation against certain employee options granted but not yet exercised.

The following table summarizes information about options outstanding and exercisable as of December 31, 2001:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            --------------------------------------------------- --------------------------------
                                 NUMBER       WEIGHTED-AVERAGE  WEIGHTED-           NUMBER          WEIGHTED
         RANGE OF            OUTSTANDING AT      REMAINING       AVERAGE         OUTSTANDING AT      AVERAGE
      EXERCISE PRICE          DECEMBER 31,      CONTRACTUAL     EXERCISE          DECEMBER 31,      EXERCISE
            $                     2001             LIFE          PRICE               2001            PRICE
----------------------------------------------------------------------------------------------------------------
            0.58                   657,601         3.09          $ 0.58                599,534       $ 0.58
            0.83                   280,408         5.91          $ 0.83                142,604       $ 0.83
            1.83                   496,390         4.96          $ 1.83                285,660       $ 1.83
            3.67                    90,000         3.85          $ 3.67                 62,500       $ 3.67
            8.50                   227,133         7.08          $ 8.50                 68,750       $ 8.50
           10.00                    65,000         8.25          $10.00                 27,083       $10.00
            8.00                    15,000         8.41          $ 8.00                  7,917       $ 8.00
            4.37                   205,538         7.85          $ 4.37                 40,058       $ 4.37
            3.06                   275,000         8.86          $ 3.06                 63,638       $ 3.06
            1.69                   787,090         9.08          $ 1.69                339,715       $ 1.69
            1.21                   224,010         9.58          $ 1.21                149,340       $ 1.21
        0.75 - 1.81                349,213         9.58          $ 1.22                  3,005       $ 1.26
                            ---------------                                    ----------------
                                 3,672,383                                           1,789,804
                            ===============                                    ================


NOTE 15 -- SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company is organized and operates as one business segment, the design, development, and marketing of software solutions.


            The Company's revenue by geographic area is as follows:


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 57


                                                      YEAR ENDED DECEMBER 31,
                                                 1999          2000          2001
                                                 ----          ----          ----
                                                  AS            AS            AS
                                               RESTATED      RESTATED      RESTATED
   REVENUE                                                (IN THOUSANDS)
   North America                                  $ 6,680       $  7,635     $  8,487
   Europe                                           2,163          4,321        6,318
   Israel                                             905            440          455
   Asia Pacific and Africa                            226            194        2,915
                                              ----------------------------------------
                                                  $ 9,974       $ 12,590     $ 18,175
                                              ========================================

   Sales to a single customer exceeding 10%
                                                    %              %            %
                                              ----------------------------------------
   Customer A                                           -              -          12%

   Long lived Assets by geographical areas is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                       2000          2001
                                                       ----          ----
                                                        AS            AS
                                                     RESTATED      RESTATED
   NET PROPERTY AND EQUIPMENT                            (IN THOUSANDS)
   North America                                        $1,896       $1,790
   Europe                                                  183          198
   Israel                                                1,216          997
                                                   -------------------------
                                                        $3,295       $2,985
                                                   =========================


NOTE 16 -- TAXES ON INCOME

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

In the event of distribution by the Company of a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the income from which the dividend was distributed. A 15% withholding tax may be deducted from dividends distributed to the recipients. The Company has not provided deferred taxes on future distributions of tax-exempt earnings, as management and the Board of Directors have determined not to make any distribution that may result in a tax liability for the Company. Accordingly, such earnings have been considered to be permanently reinvested. The tax-exempt earnings may be distributed to shareholders without subjecting the Company to taxes only upon a complete liquidation of the Company.

Final tax assessments in Israel have been received up to and including the 1998 tax year.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 58

The Company has net operating loss carryforwards in Israel of approximately $14.3 million as of December 31, 2001. In addition losses of approximately $24.0 million are attributable to the U.S. subsidiary which will expire between 2008 and 2014. The UK subsidiary has carryforward tax losses of approximately $5.7 million as of December 31, 2001. The carryforward tax losses for Israel and the UK have no expiration date.

The Company expects that during the period in which these tax losses are utilized, its income would be substantially tax exempt. Accordingly there will be no tax benefit available from such losses and no deferred tax assets have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

Israel and International components of income profit (loss) before taxes are:

                                             YEAR ENDED DECEMBER 31,
                                        1999           2000           2001
                                        ----           ----           ----
                                                  (IN THOUSANDS)
         Israel                        $  (3,100)     $  (6,565)     $   1,355
         International                   (10,209)        (8,829)       (9,351)
                                   --------------------------------------------
                                       $ (13,309)     $ (15,394)     $ (7,996)
                                   --------------------------------------------


NOTE 17 -- BALANCES AND TRANSACTIONS WITH RELATED PARTIES

On January 1, 1997, the Company transferred its "Nester" division to a company under common control. The majority of the following balances and transactions are with that affiliated company.
                                                        DECEMBER 31,
                                                     2000         2001
                                                     ----         ----
                                                       (IN THOUSANDS)
     Balances:
          Other Receivables                         $ 121        $ 294


                                                  YEAR ENDED DECEMBER 31,
                                              1999         2000         2001
                                              ----         ----         ----
                                                      (IN THOUSANDS)
      Transactions:
        Management fee income from Nester     $  48        $  48        $  48
        Other transactions                    $ 105        $ 208        $ 165


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 59

ITEM 8A. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 2001 and 2000:

                                                            FIRST        SECOND        THIRD         FOURTH
                                                           QUARTER       QUARTER      QUARTER        QUARTER
                                                              AS            AS           AS            AS
                                                           RESTATED     RESTATED      RESTATED       RESTATED
                                                             AND           AND          AND           AND
                                                         RECLASSIFIED  RECLASSIFIED RECLASSIFIED  RECLASSIFIED
                                                        --------------------------------------------------------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                              (UNAUDITED)
2001
Net sales                                                    $  4,330     $  4,104      $  3,776       $  5,965
Gross profit                                                 $  2,639     $  2,284      $  2,328       $  4,628
Net Profit (Loss)                                            $(2,615)     $(2,690)      $(2,705)       $     14
----------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share:                        $ (0.10)     $ (0.11)      $ (0.11)       $   0.00
Shares used in computing basic and
  diluted net loss per share (in millions)                     24,976       25,097        25,155         25,211
Price per ordinary share - high                              $  2.719     $   1.43      $   1.82       $   1.47
Price per ordinary share - low                               $   0.75     $  0.563      $    0.7       $   0.82


2000
Net sales                                                    $  2,623     $  3,449      $  2,852       $  3,666
Gross profit                                                 $  1,243     $  1,995      $  1,326       $  2,271
Net Loss                                                     $(4,076)     $(3,565)      $(3,720)       $ (4,033)


----------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share                         $ (0.21)     $ (0.18)      $ (0.15)       $ (0.16)

Shares used in computing basic and
  Diluted net loss per share                                   19,502       20,266        24,699         24,928
Price per ordinary share - high                                   N/A       $7.375        $8.750         $3.656
Price per ordinary share - low                                    N/A       $5.813        $3.000         $1.750

The company's ordinary shares are traded on the NASDAQ. As of March 4, 2002, there were approximately 1,148 registered holders of ordinary shares.

The following are reconciliation's of our quarterly operating results from financial statements previously filed to these restated financial statements (in thousands, except per share data):

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,2001
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                    AS
                                            PREVIOUSLY        EFFECT OF        EFFECT OF
                                              REPORTED       RESTATEMENT    RECLASSIFICATIONS   AS RESTATED
Revenues                                         5,905                60                              5,965
Cost of revenues                                 1,221              (98)             214              1,337
     Gross profit                                4,684               158           (214)              4,628
Operating expenses                               5,372             (475)           (214)              4,683
     Operating loss                              (688)               633                               (55)
Interest and other income, net                      69                                                   69
                                          ------------------------------------------------------------------
     Net profit (loss)                      $    (619)             $ 633               -           $     14
                                          ------------------------------------------------------------------
Basic and diluted net profit (loss) per
 share                                      $   (0.02)                                             $   0.00

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 60


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,2001
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                AS
                                            PREVIOUSLY         EFFECT OF         EFFECT OF
                                             REPORTED         RESTATEMENT     RECLASSIFICATIONS   AS RESTATED
Revenues                                         2,739             1,037                               3,776
Cost of revenues                                 1,387              (15)                   76          1,448
     Gross profit                                1,352             1,052                 (76)          2,328
Operating expenses                               5,609             (390)                 (76)          5,143
     Operating loss                            (4,257)             1,442                    -        (2,815)
Interest and other income, net                     110                                                   110
                                          -------------------------------------------------------------------
     Net profit (loss)                      $  (4,147)           $ 1,442                           $ (2,705)
                                          -------------------------------------------------------------------
Basic and diluted net profit (loss) per
share                                       $   (0.16)                                             $  (0.11)


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED JUNE 30,2001
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                AS
                                            PREVIOUSLY         EFFECT OF         EFFECT OF
                                             REPORTED         RESTATEMENT     RECLASSIFICATIONS   AS RESTATED

Revenues                                          5,044             (940)                              4,104
Cost of revenues                                  1,716              (37)                  141         1,820
     Gross profit                                 3,328             (903)                (141)         2,284
Operating expenses                                5,309              (57)                (141)         5,111
     Operating loss                             (1,981)             (846)                    -       (2,827)
Interest and other income, net                      137                                                  137
                                          -------------------------------------------------------------------
     Net profit (loss)                        $ (1,844)           $ (846)                          $ (2,690)
                                          -------------------------------------------------------------------
Basic and diluted net profit (loss) per
share                                         $  (0.07)                                            $  (0.11)


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED MARCH 31,2001
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                AS
                                            PREVIOUSLY         EFFECT OF         EFFECT OF
                                             REPORTED         RESTATEMENT     RECLASSIFICATIONS   AS RESTATED

Revenues                                          4,516             (186)                              4,330
Cost of revenues                                  1,446                                    245         1,691
     Gross profit                                 3,070             (186)                (245)         2,639
Operating expenses                                5,932             (100)                (245)         5,587
     Operating loss                             (2,862)              (86)                    -       (2,948)
Interest and other income, net                      333                                                  333
                                          -------------------------------------------------------------------
     Net profit (loss)                        $ (2,529)            $ (86)                          $ (2,615)
                                          -------------------------------------------------------------------
Basic and diluted net profit (loss) per
share                                         $  (0.10)                                            $  (0.10)

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 61


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS ENDED DECEMBER 31,2000
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                AS
                                            PREVIOUSLY         EFFECT OF         EFFECT OF
                                             REPORTED         RESTATEMENT     RECLASSIFICATIONS   AS RESTATED
Revenues                                          3,134              532                               3,666
Cost of revenues                                  1,261                19             115              1,395
     Gross profit                                 1,873               513           (115)              2,271
Operating expenses                                7,330             (560)           (115)              6,655
     Operating loss                             (5,457)             1,073               -            (4,384)
Interest and other income, net                      351                                                  351
                                          -------------------------------------------------------------------
     Net profit (loss)                        $ (5,106)           $ 1,073                          $ (4,033)
                                          -------------------------------------------------------------------
Basic and diluted net profit (loss) per
share                                            (0.20)                                               (0.16)


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,2000
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                AS
                                            PREVIOUSLY         EFFECT OF         EFFECT OF
                                             REPORTED         RESTATEMENT     RECLASSIFICATIONS   AS RESTATED
Revenues                                          4,789           (1,937)                              2,852
Cost of revenues                                  1,470              (68)             124              1,526
     Gross profit                                 3,319           (1,869)           (124)              1,326
Operating expenses                                5,499                             (124)              5,375
     Operating loss                             (2,180)           (1,869)               -            (4,099)
Interest and other income, net                      329                                                  329
                                          -------------------------------------------------------------------
     Net profit (loss)                        $ (1,851)         $ (1,869)                          $ (3,720)
                                          -------------------------------------------------------------------
Basic and diluted net profit (loss) per
share                                         $   (0.07)                                           $  (0.15)


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED JUNE 30,2000
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                AS
                                            PREVIOUSLY         EFFECT OF         EFFECT OF
                                             REPORTED         RESTATEMENT     RECLASSIFICATIONS   AS RESTATED
Revenues                                          4,308             (859)                              3,449
Cost of revenues                                  1,374              (30)             110              1,454
     Gross profit                                 2,934             (829)           (110)              1,995
Operating expenses                                5,664                             (110)              5,554
     Operating loss                             (2,730)             (829)               -            (3,559)
Interest and other income, net                      (6)                                                  (6)
                                          -------------------------------------------------------------------
     Net profit (loss)                        $ (2,736)           $ (829)                          $ (3,565)
                                          -------------------------------------------------------------------
Basic and diluted net profit (loss) per
share                                         $  (0.14)                                            $  (0.18)

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 62


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED MARCH 31,2000
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                AS
                                            PREVIOUSLY         EFFECT OF         EFFECT OF
                                             REPORTED         RESTATEMENT     RECLASSIFICATIONS   AS RESTATED
Revenues                                          3,511             (888)                              2,623
Cost of revenues                                  1,323              (31)                   88         1,380
     Gross profit                                 2,188             (857)                 (88)         1,243
Operating expenses                                5,545             (133)                 (88)         5,324
     Operating loss                             (3,357)             (724)                    -       (4,081)
Interest and other income, net                        5                                                    5
                                          -------------------------------------------------------------------
     Net profit (loss)                        $ (3,352)           $ (724)                          $  (4,076)
                                          -------------------------------------------------------------------
Basic and diluted net profit (loss) per
share                                         $  (0.17)                                            $   (0.21)



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 63

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION ARRANGEMENTS

We have entered into employment agreements with Dr. Moshe BenBassat, our Chief Executive Officer, Shimon M. Rojany, our Chief Financial Officer, and Corey Leibow, our Chief Operating Officer. The agreements provide that the executives' employment relationships are "at-will" and may be terminated at any time by either us or the executive with or without cause or notice. The agreements provide that in the event the executive is terminated by us without cause, the executive shall be entitled to severance payments (to be paid in a lump sum or monthly at the executive's discretion) in amounts equal to twelve months of annual base salary as of the date of termination for Dr. BenBassat, and six months of the annual base salary as of the date of termination for Mr. Rojany and for Mr. Leibow. Dr. BenBassat is entitled to full acceleration of option vesting in the event of a change in control, and Mr. Leibow is entitled to 50% vesting or 100% vesting depending on the conditions of a change of control. The executive's right to receive the benefits set forth above will immediately terminate if the executive competes with us during the six or twelve months following termination of employment with us.

COMPENSATION COMMITTEE

The Compensation Committee (the "Committee") is comprised of Mr. Eddy Shalev, Mr. James Thanos and, Mr. Israel Borovich. All have been independent, non-employee members of the Board of Directors. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past. The Committee is responsible for setting and administering the policies governing annual compensation of executive officers, considers their performance and makes recommendations regarding their cash compensation and stock options to the full Board of Directors. As we only established the Committee in connection with our initial public offering in 2000, there is a limited history; however the Committee expects,

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 64
pursuant to its charter, to periodically review the approach to executive compensation and make changes as competitive conditions and other circumstances warrant.









--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 65

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



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 66

COMPENSATION

The following table sets forth all compensation received for services rendered to us and our subsidiaries in all capacities during the last three years by (i) our Chief Executive Officer and (ii) our four other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                                               COMPENSATION TABLE

                                               ANNUAL COMPENSATION
NAME                                                                           LONG TERM COMPENSATION
----                                                                                    AWARDS
     POSITION                                                                 SECURITIES     ALL OTHER
     --------                                               OTHER ANNUAL      UNDERLYING    COMPENSATION
                         YEAR      SALARY        BONUS      COMPENSATION       OPTIONS           ($)
                         ----      ------        -----      ------------       -------           ---
Moshe BenBassat,
     CEO
                         1999      178,989      189,112      19,577              720,000          -
                         2000      225,000      239,709     110,214 (1)                -          -
                         2001      222,188       22,500     120,148 (1)                -          -

Shimon Rojany
     CFO
                         1999       88,333       32,083       5,678 (2)           73,227          -
                         2000      185,833       68,083      11,945 (2)           30,000          -
                         2001      211,542       10,000      14,646 (2)           79,000          -

Corey Leibow
     COO
                         1999            -            -           -                    -          -
                         2000       27,865            -         491 (2)          275,000          -
                         2001      203,438       34,000      10,189 (2)           24,000          -

David Schapiro
     Executive V.P. - Markets and Products
                         1999      103,080       12,397      23,142 (3)           31,036          -
                         2000      131,858       14,714      29,006 (3)           30,000          -
                         2001      128,538            -      39,744 (3)           20,000          -

Hannan Carmeli
     Sr. V.P. Product Services and
Operations

                         1999       88,477        9,169      26,347 (2)           18,000          -
                         2000      102,625       12,175      28,370 (2)           18,000          -
                         2001      116,411            -      31,132 (2)           25,000          -

-----------------------------
(1) Other compensation to Dr. BenBassat includes $75,000 housing allowance.
(2) Medical and life insurance.
(3) Contributions to employee benefit programs.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 67

OPTION GRANTS IN YEAR 2001

The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 2001. All such options were granted under our various option plans approved during 2000, and these options generally vest over two to four years.

                                        % OF
                                        TOTAL
                        NUMBER OF      OPTIONS
                          SHARES       GRANTED     WEIGHTED
                        UNDERLYING       TO        EXERCISE
                         OPTIONS      EMPLOYEES      PRICE      EXPIRATION                  PRESENT VALUE
                         GRANTED       IN 2001       ($/SH)        DATE       GRANT DATE         (1)
                         -------       -------       ------        ----       ----------         ---
Moshe BenBassat               -          0.00%            -            -                              -
Shimon Rojany            79,000          5.92%      $  1.66       2/8/11        2/8/01         $ 60,974
Corey Leibow             24,000          1.80%      $  1.61       2/8/11        2/8/01         $ 17,184
Hannan Carmeli           25,000          1.87%      $  1.59       2/8/11        2/8/01         $ 17,499
David Schapiro           20,000          1.50%      $  1.69       2/8/11        2/8/01         $ 15,924

----------------------------
(1) Computed using the Black-Scholes option pricing model. Full vesting of options is six months to two years from grant date. Assumes the average expected life of the option is between 0.29 and 1.042 years, a volatility of 122%, and an annual dividend yield of 0.0% risk free interest rate of 1.75%.


AGGREGATE OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

The following table sets forth certain information concerning options exercised by the Named Executive Officers in year 2001, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2001.


                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT
                                                     AS OF DECEMBER 31, 2001       DECEMBER 31, 2001 (1)
                   SHARES ACQUIRED     VALUE     ------------------------------------------------------------
                     ON EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                  -------------------------------------------------------------------------------------------
Moshe BenBassat       18,000        $ (10,499)        268,099         228,293             -              -
Shimon Rojany            -               -             89,890          45,515      $ 23,482       $  9,170
Corey Leibow             -               -             85,478         213,522      $    159       $     80
David Schapiro           -               -            194,952          83,047      $124,487       $ 24,320
Hannan Carmeli           -               -             81,963          51,036      $ 46,348       $ 11,254

 (1) Based upon the Closing Price of the ordinary shares on December 31, 2001 of $1.27 less the exercise price per share.

DIRECTORS' COMPENSATION

In 2001 outside directors were not compensated for either membership on the board or attendance at board meetings, though expenses for attending Board and committee meetings were reimbursed.

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

Pursuant to Israeli law restrictions on director compensation, Ms. Schinderman, as an External Director, received an option to purchase 24,036 ordinary shares at the time of her election to our board in September 2001. All other directors received grants of option to purchase 30,000 ordinary shares in 2001. These grants, all separately

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 68
approved at our 2001 annual meeting of shareholders, vest monthly over two years from the date of grant.

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


                              [PERFORMANCE GRAPH]


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF ORDINARY SHARES

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of December 31, 2001 for:

     o    each of our Named Executive Officers;
     o    each of our directors;
     o each person or group known by us to beneficially own more than 5% of our outstanding ordinary shares; and
     o    all of our executive officers and directors as a group.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 69


                                                                                          ORDINARY SHARES
                                                                                         BENEFICIALLY OWNED
NAME AND ADDRESS                                                                      NUMBER        PERCENTAGE
----------------                                                                      ------        ----------

SHAREHOLDERS
                                                                                  -------------------------------
Entities affiliated with Worldview Technology Partners (11)                            2,254,121           8.13%
     435 Tasso Street, Suite 120
     Palo Alto, CA 94301
Entities affiliated with Genesis Partners (13)                                         2,871,270          10.36%
     50 Dizengoff Street
     Tel-Aviv 64332, Israel
Entities affiliated with Oak Investments Partners (12)                                 4,724,027          17.04%
     525 University Avenue, Suite 1300
     Palo Alto, CA  94301
Entities affiliated with Meritech Capital Associates LLC (12)                          1,828,629           6.59%
     90 Middlefield Road, Suite 201
     Menlo Park, CA  94025
Liberty Wanger Asset Management (11)                                                   1,660,000           5.99%
     227 West Monroe Street, Suite 3000
     Chicago, IL 60606-5016

NAMED EXECUTIVE OFFICERS AND DIRECTORS
Moshe BenBassat (1)                                                                    5,115,286          18.45%
Shimon Rojany (2)                                                                        457,872           1.65%
Corey Leibow (3)                                                                         132,625           0.48%
David Schapiro (4)                                                                       227,595           0.82%
Hannah Carmeli (5)                                                                       105,036           0.38%
Israel Borovich (6)                                                                       30,833           0.11%
Nathan Gantcher (7)                                                                       94,791           0.34%
Roni Einav (8)                                                                            26,562           0.10%
James W. Thanos (9)                                                                       33,750           0.12%
Janet Schinderman (10)                                                                     8,012           0.03%
Eddy Shalev                                                                            2,871,270          10.36%
                                                                                  -------------------------------

All executive officers and directors as a group (12 persons)                           9,103,632          32.20%
                                                                                  ===============================

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 70

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2001, members of the board of directors and executive officers of the Company received grants of options for the Company's ordinary shares as set forth under "Item 11 - Executive Compensation".

Idit BenBassat, Gilia BenBassat and Avner BenBassat, employees of the Company during 2001, are the wife, daughter and son, respectively, of Moshe BenBassat, our Chairman and Chief Executive Officer. During 2001, we made payments of $85,046, $110,404 and $76,828, respectively, to each of Idit BenBassat, Gilia BenBassat and Avner BenBassat for services provided as an employee.






--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 71

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
               December 15, 1999
10.1 (2)       Form of 2000 Share Option Plan, as amended
10.2 (1)       Form of 2000 Employee Share Purchase Plan
10.3 (1)       Employment Agreement between ClickSoftware Technologies Ltd.
               and Moshe BenBassat
10.4 (1)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Shimon Rojany
10.5 (1)       Form of Indemnification Agreement
10.6 (1)       Form of 1996 Option Plan
10.7 (1)       Form of 1997 Option Plan
10.8 (1)       Form of 1998 Option Plan
10.9 (1)       Form of 1999 Option Plan
10.10(1)       Form of 1999 Option Plan
10.12(1)       Form of 2000 Israeli Plan
10.13(1)       Form of 2000 Unapproved U.K. Share Scheme
10.14(1)       Form of 2000 Approved U.K. Share Scheme
10.15(3)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Corey Leibow
10.16(4)       Lease made on January 21, 2000 by and between WTA Campbell
               Technologies Park, LLC and ClickSoftware, Inc.
21.1           Subsidiaries of the Registrant
23.1           Consent of Brightman Almagor & Co., member of Deloitte Touche
               Tohmatsu
99.1           Certification of the Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2           Certification of the Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(b) REPORTS ON FORM 8-K:

None.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 72

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Tel-Aviv, Israel, on January 24, 2003.

                                          CLICKSOFTWARE TECHNOLOGIES LTD.

                                          By:    /s/ SHMUEL ARVATZ
                                            ------------------------------------
                                                     Shmuel Arvatz
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             SIGNATURE                               TITLE                     DATE
             ---------                               -----                     ----

        /s/ MOSHE BENBASSAT          Chief Executive Officer and          January 24, 2003
---------------------------------    Chairman of the Board of Directors
            Moshe BenBassat          (Principal Executive Officer)


        /s/ SHMUEL ARVATZ            Chief Financial Officer              January 24, 2003
---------------------------------    (Principal Financial and
            Shmuel Arvatz             Accounting Officer)

        /s/ RONI EINAV                Director                            January 24,2003
---------------------------------
            Roni Einav

        /s/ DR. ISRAEL BOROVICH       Director                            January 24, 2003
---------------------------------
            Dr. Israel Borovich

        /s/ NATHAN GANTCHER           Director                            January 24, 2003
---------------------------------
            Nathan Gantcher

        /s/ EDDY SHALEV               Director                            January 24, 2003
---------------------------------
            Eddy Shalev

        /s/ JAMES W. THANOS           Director                            January 24, 2003
---------------------------------
            James W. Thanos


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 73

                                 CERTIFICATIONS


     I, Moshe BenBassat, certify that:

1. I have reviewed this annual report on Form 10-K/A of ClickSoftware Technologies Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


January 24, 2003
                                              By: /s/ Moshe BenBassat
                                                  ------------------------------
                                              Moshe BenBassat
                                              Chairman and Chief Executive
                                              Officer


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 74

     I, Shmuel Arvatz, certify that:

1. I have reviewed this annual report on Form 10-K/A of ClickSoftware Technologies Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


January 24, 2003
                                              By: /s/ Shmuel Arvatz
                                                  ------------------------------
                                              Shmuel Arvatz
                                              Executive Vice President and
                                              Chief Financial Officer


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 75

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT

3.1  (1)       Articles of Association of ClickSoftware Technologies Ltd.
4.1  (1)       Specimen of Ordinary Share Certificate
4.2  (1)       Fourth Amended and Restated Registration Rights Agreement, dated
               December 15, 1999
10.1 (2)       Form of 2000 Share Option Plan, as amended
10.2 (1)       Form of 2000 Employee Share Purchase Plan
10.3 (1)       Employment Agreement between ClickSoftware Technologies Ltd.
               and Moshe BenBassat
10.4 (1)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Shimon Rojany
10.5 (1)       Form of Indemnification Agreement
10.6 (1)       Form of 1996 Option Plan
10.7 (1)       Form of 1997 Option Plan
10.8 (1)       Form of 1998 Option Plan
10.9 (1)       Form of 1999 Option Plan
10.10(1)       Form of 1999 Option Plan
10.12(1)       Form of 2000 Israeli Plan
10.13(1)       Form of 2000 Unapproved U.K. Share Scheme
10.14(1)       Form of 2000 Approved U.K. Share Scheme
10.15(3)       Employment Agreement between ClickSoftware Technologies Ltd. and
               Corey Leibow
10.16(4)       Lease made on January 21, 2000 by and between WTA Campbell
               Technologies Park, LLC and ClickSoftware, Inc.
21.1           Subsidiaries of the Registrant
23.1           Consent of Brightman Almagor & Co., member of Deloitte Touche
               Tohmatsu
99.1           Certification of the Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2           Certification of the Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 76