Form 10-Q
period 2002-09-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-01-24
CIK 1105841

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          ------------------------------------------------------------

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                             --------------  ---------------

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

                                 Yes     No  X
                                     ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes     No  X
                                     ---    ---


As of September 30, 2002, there were 26,338,373 shares of the Registrant's ordinary shares, par value NIS 0.02, outstanding.

                         ClickSoftware Technologies Ltd.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

 (a)  Condensed Consolidated Balance Sheets as of September 30, 2002 and
      December 31, 2001 (As restated)........................................  3

 (b) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001 (As restated)... 4

 (c)  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001 (As restated)...  6

 (d)  Notes to Condensed Consolidated Financial Statements...................  7

 (e)  Independent Public Accountants Review Report........................... 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risks......... 27

Item 4.  Controls and Procedures............................................. 27


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 29

Item 2.  Changes in Securities and Use of Proceeds........................... 29

Item 4.  Submission of Matters to a Vote of Security Holders................. 29

Item 6.  Exhibits and Reports on Form 8-K.................................... 29

Signatures................................................................... 30

Exhibit 99.1................................................................. 33

Exhibit 99.2................................................................. 34


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                               CLICKSOFTWARE TECHNOLOGIES LTD.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                                             2002                 2001

                                                                                      -----------------------------------------
                                                                                          (UNAUDITED)       (AS RESTATED AND
ASSETS                                                                                                       RECLASSIFIED -
                                                                                                               SEE NOTE 2)
CURRENT ASSETS:
Cash and cash equivalents                                                                     $     4,551          $     8,125
Short-term investments                                                                              2,403                1,846
Trade receivables, net                                                                              3,968                5,607
Other receivables and prepaid expenses                                                              1,760                1,485
                                                                                      -----------------------------------------
          Total current assets                                                                     12,682               17,063

Property and equipment, net                                                                         2,606                2,985
Severance pay deposits                                                                                765                  652
                                                                                      -----------------------------------------
          Total assets                                                                        $    16,053          $    20,700
                                                                                      =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                                              $        34          $       140
Accounts payable and accrued expenses                                                               3,394                2,664
Deferred revenues                                                                                     515                   68
                                                                                      -----------------------------------------
       Total current liabilities                                                                    3,943                2,872
                                                                                      -----------------------------------------

LONG-TERM LIABILITIES
   Long-term loans                                                                                      -                   21
   Accrued severance pay                                                                            1,424                1,379
                                                                                      -----------------------------------------
              Total long-term liabilities                                                           1,424                1,400
                                                                                      -----------------------------------------
              Total liabilities                                                                     5,367                4,272
                                                                                      -----------------------------------------

SHAREHOLDERS' EQUITY:

Ordinary shares, NIS 0.02 par value:
   Authorized -- 100,000,000 as of September 30, 2002
   and December 31, 2001; Issued -- 26,377,373 shares
   as of September 30, 2002 and 26,285,464 shares as
   of December 31, 2001. Outstanding -- 26,338,373
   shares as of September 30, 2002 and 26,246,464
   shares as of December 31, 2001.                                                                    102                  101
Additional paid-in capital                                                                         69,186               69,143
Deferred stock compensation                                                                          (176)                (401)
Accumulated deficit                                                                               (58,383)             (52,372)
                                                                                      -----------------------------------------
 treasury stock,  at cost:39,000 shares                                                               (43)                 (43)
                                                                                      -----------------------------------------
              Total shareholders' equity                                                           10,686               16,428
                                                                                      -----------------------------------------
              Total liabilities and shareholders' equity                                      $    16,053          $    20,700
                                                                                      =========================================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             CLICKSOFTWARE TECHNOLOGIES LTD.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           2002                2001
                                                                                 ----------------------------------------
                                                                                                           (AS RESTATED
                                                                                                                AND
                                                                                                           RECLASSIFIED-
REVENUES:                                                                                                   SEE NOTE 2)
  Software license fees                                                                  $       2,335     $       2,079
  Services                                                                                       2,274             1,697
                                                                                 ----------------------------------------
     Total revenues                                                                              4,609             3,776
                                                                                 ----------------------------------------
Cost of revenues:
  Software license                                                                                 337               161
  Services                                                                                       1,539             1,287
                                                                                 ----------------------------------------
     Total cost of revenues                                                                      1,876             1,448
                                                                                 ----------------------------------------
     Gross profit                                                                                2,733             2,328
                                                                                 ----------------------------------------
Operating expenses:
  Research and development expenses, net                                                           729               801
  Selling  and marketing expenses                                                                2,599             2,966
  General and administrative expenses                                                            1,154             1,242
  Amortization of deferred Stock-based compensation (1)                                             75               134
                                                                                 ----------------------------------------
     Total operating expenses                                                                    4,557             5,143
                                                                                 ----------------------------------------
     Operating loss                                                                            (1,824)           (2,815)
Interest and other income, net                                                                     (9)               110
                                                                                 ----------------------------------------
     Net loss                                                                            $     (1,833)     $     (2,705)
                                                                                 ----------------------------------------
Basic and diluted net loss per share                                                     $      (0.07)     $      (0.11)
                                                                                 ----------------------------------------
Shares used in computing basic and diluted net loss per share                               25,329,521        25,154,690
                                                                                 ----------------------------------------


(1) Amortization of deferred stock-based compensation would be further classified as follows:


                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                 ----------------------------------------
                                                                                          2002                 2001
                                                                                 ----------------------------------------
Cost of revenues                                                                         $           5     $           5
Research and development expenses                                                                   11                17
Selling and marketing expenses                                                                       3                17
General and administrative expenses                                                                 56                95
                                                                                 ----------------------------------------
Total                                                                                    $          75     $         134
                                                                                 ----------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             CLICKSOFTWARE TECHNOLOGIES LTD.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2002                2001
                                                                                 ----------------------------------------
                                                                                                           (AS RESTATED
                                                                                                                AND
                                                                                                           RECLASSIFIED-
Revenues:                                                                                                    See Note 2)
  Software license fees                                                                  $       4,711     $       7,026
  Services                                                                                       6,465             5,184
                                                                                 ----------------------------------------
     Total revenues                                                                             11,176            12,210
                                                                                 ----------------------------------------
Cost of revenues:
  Software license                                                                                 654               585
  Services                                                                                       4,330             4,374
                                                                                 ----------------------------------------
     Total cost of revenues                                                                      4,984             4,959
                                                                                 ----------------------------------------
     Gross profit                                                                                6,192             7,251
                                                                                 ----------------------------------------
Operating expenses:
  Research and development expenses, net                                                         2,136             2,460
  Selling and marketing expenses                                                                 7,979             9,790
  General and administrative expenses                                                            2,046             2,976
  Reorganization expenses                                                                            -               294
  Amortization of deferred stock-based compensation (1)                                            225               321
                                                                                 ----------------------------------------
     Total operating expenses                                                                   12,386            15,841
                                                                                 ----------------------------------------
     Operating loss                                                                            (6,194)           (8,590)

Interest and other income, net                                                                     183               580
                                                                                 ----------------------------------------
     Net loss                                                                            $     (6,011)     $     (8,010)
                                                                                 ----------------------------------------
Basic and diluted net loss per share                                                     $      (0.24)     $      (0.32)
                                                                                 ----------------------------------------
Shares used in computing basic and diluted net loss per share                               25,298,620        25,070,748
                                                                                 ----------------------------------------

1) Amortization of deferred Stock-based compensation would be further classified as follows:

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,

                                                                                             2002                2001
                                                                                 ----------------------------------------
Cost of revenues                                                                                    15                13
Research and development expenses                                                                   33                41
Selling and marketing expenses                                                                       9                41
General and administrative expenses                                                                168               226
                                                                                 ----------------------------------------
Total                                                                                              225               321
                                                                                 ----------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)
                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             2002                2001
                                                                                    -----------------------------------------
                                                                                                             (AS RESTATED -
                                                                                                               SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $      (6,011)    $         (8,010)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation                                                                                        609                  560
Amortization of deferred stock-compensation                                                         225                  321
Unrealized gain from investments                                                                     79                  319
Severance pay, net                                                                                 (68)                 (11)
Changes in operating assets and liabilities:
  Trade receivables                                                                               1,639              (1,033)
  Other receivables and other prepaid
    expenses                                                                                      (275)                (225)
  Accounts payable and accrued expenses                                                             730                (533)
  Deferred revenues                                                                                 447                  100
  Change in investments, net                                                                      (636)               14,471
                                                                                    -----------------------------------------
Net cash provided by (used in) operating activities                                             (3,261)                5,959
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                                                            (230)                (417)
                                                                                    -----------------------------------------
Net cash provided by (used in) investing activities                                               (230)                (417)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans                                                                     (106)                 (76)
Repayment of long-term loans                                                                       (21)                 (55)
Exercise of Employees' options                                                                       44                  180
Purchase of treasury shares                                                                           -                 (25)
                                                                                    -----------------------------------------
Net cash provided by (used in) financing activities                                                (83)                   24
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                                (3,574)                5,566
Cash and cash equivalents at beginning of period                                                  8,125                4,438
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                               $        4,551    $          10,004
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                   $           10    $              16
                                                                                    =========================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 2002 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed unaudited interim consolidated financial statements included in this report on Form 10-Q have been reviewed by our independent auditors consistent with SAS 71. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2001 that are included in ClickSoftware's Form 10-K/A filed with the Securities and Exchange Commission on January 24, 2003. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements as of and for the year ended December 31, 2001, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

2.   RESTATEMENT

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

     This restatement is further discussed in note 3 of the notes to the consolidated financial statements of the Company that are included on the Company's Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on January 24, 2003.

     The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $462,000 and $76,000 for the nine and three months ended September 30, 2001, respectively.


     The impact of the adjustments on the financial statements of the Company is set forth below.


                                                                          CLICKSOFTWARE TECHNOLOGIES LTD.
                                                             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                             AS OF SEPTEMBER 30, 2002
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE SHEET:
                                                             DECEMBER 31,           EFFECT OFT          DECEMBER 31,
                                                                 2001              RESTATEMENT              2001
                                                          ---------------------------------------------------------------
                                                            (AS PREVIOUSLY                              (AS RESTATED)
ASSETS                                                        REPORTED)

CURRENT ASSETS:
Cash and cash equivalents                                        $      8,125                              $       8,125
Short-term investments                                                  1,846                                      1,846
Trade receivables, net                                                  6,623              (1,016)                 5,607
Other receivables and prepaid expenses                                  1,671                (186)                 1,485

                                                          ---------------------------------------------------------------
          Total current assets                                         18,265              (1,202)                17,063

Property and equipment, net                                             3,450                (465)                 2,985
Severance pay deposits                                                    652                                        652
                                                          ---------------------------------------------------------------
          Total assets                                           $     22,367        $     (1,667)         $      20,700
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                 $        140                              $         140
Accounts payable and accrued expenses                                   2,785                (121)                 2,664
Deferred revenues                                                          68                                         68
                                                          ---------------------------------------------------------------
       Total current liabilities                                        2,993                (121)                 2,872
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                            21                                         21
Accrued severance pay                                                   1,379                                      1,379
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,400                                      1,400
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,393                (121)                 4,272
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                   101                                         101
Additional paid-in capital                                            69,143                                      69,143
Deferred compensation                                                  (401)                                        (401)
Accumulated deficit                                                 (50,826)               (1,546)               (52,372)
                                                          ---------------------------------------------------------------
 treasury stock,  at cost:39,000 shares                                 (43)                                         (43)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                     17,974               (1,546)                16,428
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                       $    22,367         $     (1,667)         $      20,700
                                                          ===============================================================


                                               CLICKSOFTWARE TECHNOLOGIES LTD.
                                NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             FOR PERIOD ENDED SEPTEMBER 30, 2002
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                         (UNAUDITED)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
STATEMENT OF OPERATIONS:
                                                2001                 2001                2001                2001
                                     ------------------------------------------------------------------------------------
                                           (AS PREVIOUSLY         (EFFECT OF           (EFFECT OF      (AS RESTATED AND
REVENUES:                                     REPORTED)           RESTATEMENT)      RECLASSFICATION))    RECLASSIFIED)
  Software license fees                     $         1,042       $        1,037                          $        2,079
  Services                                            1,697                                                        1,697
                                     ------------------------------------------------------------------------------------
     Total revenues                                   2,739                1,037                                   3,776
                                     ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                       95                   37                 29                  161
  Services                                            1,292                 (52)                 47                1,287
                                     ------------------------------------------------------------------------------------
     Total cost of revenues                           1,387                 (15)                 76                1,448
                                     ------------------------------------------------------------------------------------
     Gross profit                                     1,352                1,052               (76)                2,328
                                     ------------------------------------------------------------------------------------
Operating expenses:
  Research and development
expenses, net                                           801                                                          801
  Selling and marketing expenses                      3,099                 (57)               (76)                2,966
  General and administrative
expenses                                              1,575                (333)                                   1,242
  Share-based compensation                              134                                                          134
                                     ------------------------------------------------------------------------------------
     Total operating expenses                         5,609                (390)               (76)                5,143
                                     ------------------------------------------------------------------------------------
     Operating loss                                 (4,257)                1,442                                 (2,815)
Interest and other income, net                          110                                                          110
                                     ------------------------------------------------------------------------------------
     Net loss                               $       (4,147)       $        1,442                          $      (2,705)
                                     ------------------------------------------------------------------------------------
Basic and diluted net loss per share        $        (0.16)                                               $       (0.11)
                                     ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,154,690                                                   25,154,690
                                     ------------------------------------------------------------------------------------


STATEMENT OF OPERATIONS:                                         NINE MONTHS ENDED SEPTEMBER 30,

                                                2001                 2001                2001                2001
                                     ------------------------------------------------------------------------------------
                                           (AS PREVIOUSLY         (EFFECT OF           (EFFECT OF      (AS RESTATED AND
REVENUES:                                     REPORTED)           RESTATEMENT)      RECLASSFICATION))    RECLASSIFIED)
  Software license fees                     $         7,028       $        (2)                            $         7,026
  Services                                            5,271               (87)                                      5,184
                                     -------------------------------------------------------------------------------------
     Total revenues                                  12,299               (89)                                     12,210
                                     -------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      307                                      278                  585
  Services                                            4,242               (52)                   184                4,374
                                     -------------------------------------------------------------------------------------
     Total cost of revenues                           4,549               (52)                   462                4,959
                                     -------------------------------------------------------------------------------------
     Gross profit                                     7,750               (37)                 (462)                7,251
                                     -------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                   2,460                                                         2,460
  Selling and marketing expenses                     10,411              (159)                 (462)                9,790
  General and administrative
expenses                                              3,364              (388)                                      2,976
  Reorganization expenses                               294                                                           294
  Share-based compensation                              321                                                           321
                                     -------------------------------------------------------------------------------------
     Total operating expenses                        16,850              (547)                 (462)               15,841
                                     -------------------------------------------------------------------------------------
     Operating loss                                 (9,100)                510                                    (8,590)
Interest and other income, net                          580                                                           580
                                     -------------------------------------------------------------------------------------
     Net loss                               $       (8,520)                510                            $       (8,010)
                                     -------------------------------------------------------------------------------------
Basic and diluted net loss per share        $        (0.34)                                               $        (0.32)
                                     -------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,070,748                                                    25,070,748
                                     -------------------------------------------------------------------------------------

3.   REVENUE RECOGNITION

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

4.   NET LOSS PER SHARE

     ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per share, or basic EPS, is computed by dividing net loss by the weighted average number of ordinary shares outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of options to purchase our ordinary shares were antidilutive.

     A total of 3,935,969 and 3,684,869 incremental shares were excluded from the calculation of diluted net loss per ordinary share for the nine months periods ended September 30, 2002 and September 30, 2001, respectively.

                  INDEPENDENT PUBLIC ACCOUNTANTS REVIEW REPORT
                  --------------------------------------------

To the Shareholders of
ClickSoftware Technologies Ltd

We have reviewed the accompanying interim consolidated balance sheet of ClickSoftware Technologies Ltd. ("the Company") and its subsidiaries as of September 30, 2002, and the related interim consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and the related statement of changes in shareholders' equity and statement of cash flows for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2, the consolidated financial statements of the Company for each of the three years in the period ended December 31, 2001 and for the six-month period ended June 30, 2002 have been restated.

/s/ Brightman Almagor & Co.

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
January 16, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to products, markets, and future results of operations and profitability, and may include implied statements concerning market acceptance of our products, and our growing leadership role in the marketplace. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan, "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth herein, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Clicksoftware undertakes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW

Since late 1996, we have focused on providing service optimization software products based on our W-6 Service Scheduler and TechMate technologies. We have also invested significant resources in developing products based on these technologies including, until 2001, increasing the number of our employees involved in research and development, selling and marketing, and professional services. During 2001 and the first nine months of 2002, the number of our employees decreased due to cost cutting measures.

We believe that in today's economy successful businesses must constantly increase the performance of existing service resources. Our products emphasize the use of optimization tools for performance enhancement in the service environment. In September 1999, we began marketing our product lines under new names, CLICKSCHEDULE and CLICKFIX and in May 2000, we changed our company name to ClickSoftware Technologies Ltd. Currently our product offering for service optimization applications includes : CLICKSCHEDULE, CLICKFIX, CLICKANALYZE, CLICKPLAN, CLICKMOBILE, AND CLICKFORECAST.

We derive revenues from software licensing and services. Our operating history shows that a significant percentage of our quarterly revenues comes from orders placed toward the end of a quarter. Software license revenues are comprised of perpetual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. We recognize revenues in accordance with the AICPA Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended (see note 3 of the notes to our interim consolidated financial statements).

Service revenues are comprised of revenues from consulting, training, and post-contract customer support. Consulting services are billed at an agreed-upon rate plus incurred expenses. Clients licensing our products generally purchase consulting agreements from us. Post-contract customer support arrangements provide technical support and the right to unspecified upgrades on an if-and when-available basis. Post-contract customer support revenues are charged as a percentage of license fees depending upon the level of support coverage requested by the customer. Our products are marketed worldwide through a combination of a direct sales force, consultants and various business relationships we have with implementation and technology companies and resellers.

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

Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and share based compensation.

Research and development expenses consist primarily of personnel costs to support product development, net of grants received from the Chief Scientist. In return for some of these grants, we are obligated to pay the Israeli Government royalties as described in liquidity and capital resources section which are included in cost of services expenses. Software research and development costs incurred prior to the establishment of technology feasibility are included in research and development expenses as incurred.

Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities, provision for doubtful accounts, legal and other costs related to activity as a public company.

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

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses and other expenses are incurred in New Israeli Shekels, or NIS and a portion of our revenues and expenses are incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors.

The effects of foreign currency exchange rates on our results of operations for the three months and nine months ended September 30, 2002 and 2001 were immaterial.

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian statutory tax rate on our Australian income, and the Israeli tax rate discussed below. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement did not have a material impact on our results of operations,financial position or cash flows.

In July 2002, the Financial Accounting Standards Board issued SFAS 146 (Accounting for Costs Associated with Exit or Disposal Activities). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaces Issue 94-3. The Company will apply SFAS 146 prospectively to exit or disposal activities initiated after September 30, 2002.

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board (" SFAS";) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

RESULTS OF OPERATIONS

Our unaudited operating results for each of the three months and nine months ended September 30, 2002 and 2001, expressed as a percentage of revenues are as follows:

                                                                    THREE MONTHS                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------------
                                                               2002            2001           2002           2001
                                                                            (AS RESTATED                 (AS RESTATED
                                                                                AND                           AND
                                                                            RECLASSIFIED)                RECLASSIFIED)
                                                          --------------------------------------------------------------
 Revenues:
   Software license fees                                        51%              55%          42%             58%
   Services                                                     49%              45%          58%             42%
                                                          --------------------------------------------------------------
      Total revenues                                           100%             100%         100%            100%
 Cost of revenues:
   Software license                                              7%               4%           6%              5%
   Services                                                     34%              34%          39%             36%
                                                          --------------------------------------------------------------
      Total cost of revenues                                    41%              38%          45%             41%
                                                          --------------------------------------------------------------
      Gross profit                                              59%              62%          55%             59%
                                                          --------------------------------------------------------------
 Operating expenses:
   Research and development expenses, net                       16%              21%          19%             20%
   Selling and marketing expenses                               56%              78%          72%             80%
   General and administrative expenses                          25%              33%          18%             25%
   Reorganization expenses                                        -                -            -              2%
   Share-based compensation                                      2%               4%           2%              3%
                                                          --------------------------------------------------------------
      Total operating expenses                                  99%             136%         111%            130%
                                                          --------------------------------------------------------------
      Operating loss                                           (40%)            (74%)        (56%)           (71%)
 Interest and other income, net                                  0%               3%           2%              5%
                                                          --------------------------------------------------------------
      Net loss                                                 (40%)            (71%)        (54%)           (66%)
                                                          ==============================================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (AS RESTATED AND RECLASSIFIED)

During the third quarter of 2002, our audit committee, with the assistance of outside advisors, conducted a review of our financial statements for 2000 and 2001 and for the first six months of 2002. On October 21, 2002, we announced that we would restate our financial statements for 2000 and 2001 and for the first six months of 2002. In addition, we announced that our audit committee decided to recommend to our shareholders that we terminate our relationship with Luboshitz Kasierer, formerly a member firm of Arthur Andersen, as our auditors and to appoint new auditors. At a shareholders' meeting held on December 31, 2002, our shareholders authorized the engagement of Brightman Almagor, a member of Deloitte Touche Tohmatsu.

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

We applied in our financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, we reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $462,000 and $76,000 for the nine and three months ended September 30, 2001, respectively.

REVENUES: Company revenues increased $0.8 million or 22% to $4.6 million for the three months ended September 30, 2002 from $3.8 million for the three months ended September 30, 2001. This increase was the result of recurring orders by existing customers and increase in renewal of post-contract support agreements.

SOFTWARE LICENSE REVENUES: Software license revenues were $2.3 million, or 51% of total revenues, for the three months ended September 30, 2002, and $2.1 million, or 55% of total revenues, for the three months ended September 30, 2001. The increase in software license revenues by $0.2 million or 12% was the result of recurring orders by existing customers during the third quarter of 2002.

SERVICES: Service revenues were $2.3 million, or 49% of total revenues, for the three months ended September 30, 2002, and $1.7 million, or 45% of total revenues, in the three months ended September 30, 2001. The increase in service revenues by $0.6 million or 34% was primarily due to an increase in renewal of post-contract support agreements in the third quarter of 2002.

COST OF REVENUES: Cost of revenues were $1.9 million, or 41% of revenues, for the three months ended September 30, 2002, and $1.4 million, or 38% of revenues, for the three months ended September 30, 2001. The increase in the cost of revenues by $0.4 million or 30% was primarily due to an increase in consulting costs and an increase in third party licensing and deployment costs.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $337,000, or 7% of revenues, for the three months ended September 30, 2002, and $161,000, or 4% of revenues, for the three months ended September 30, 2001. The increase in the cost of software licenses by $176,000 or 110% was due to an increase in new third parties' licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold to new customers in the third quarter of 2002.

COST OF SERVICES: Cost of service and maintenance revenues was $1.5 million, or 34% of revenues, for the three months ended September 30, 2002, and $1.3 million, or 34% of revenues, for the three months ended September 30, 2001. The increase in the cost of services by $0.3 million or 20% was primarily due to an increase in demand for consulting services.

GROSS PROFIT: Gross profit as a percentage of revenues was $2.7 million, or 59% for the three months ended September 30, 2002 and $2.3 million, or 62% for the three months ended September 30, 2001. The increase in the gross profit by $0.4 million or 17% was primarily due to higher revenues in the three months ended September 30, 2002.

OPERATING EXPENSES: Total operating expenses were $4.6 million, or 99% of revenues, for the three months ended September 30, 2002, and $5.1 million, or 136% of revenues, for the three months ended September 30, 2001. The decrease in operating expenses by $0.6 million or 11% was due to cost cutting measures implemented during the past twelve months.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $729,000, or 16% of revenues, for the three months ended September 30, 2002, and $801,000, or 21% of revenues, for the three months ended September 30, 2001. The decrease in research and development expenses by $72,000 or 9% is due to cost cutting measures implemented during the past twelve months. We received or accrued grants from the Chief Scientist in the amount of $340,000 in the three months ended September 30, 2002 and $340,000 in the three months ended September 30, 2001.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $2.6 million, or 56% of revenues, for the three months ended September 30, 2002, and $3.0 million, or 78% of revenues, for the three months ended September 30, 2001. The decrease in selling and marketing expenses by $0.4 million or 12% was due to cost cutting measures implemented during the past twelve months.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.2 million, or 25% of revenues, for the three months ended September 30, 2002, and $1.2 million, or 33% of revenues, for the three months ended September 30, 2001. General and administrative expenses were constant.

STOCK-BASED COMPENSATION: Stock-based compensation expenses for the three months ended September 30, 2002 amounted to $75,000 of previously recorded deferred stock- compensation. Stock-based compensation expense for the three months ended September 30, 2001 amounted to $134,000. The decrease in stock-based compensation expense by $59,000 or 44% is attributed to the fact that the amortization of the deferred stock-based compensation progressively decreases over the four-year amortization period.

The U.S. dollar amount of cost of revenues and operating expenses of the Company incurred in NIS was favorably influenced by the devaluation of the NIS against the U.S. dollar. This was due to the fact that the rate of devaluation of the NIS against the U.S. dollar from the three months ended September 30, 2001 until the three months ended September 30, 2002 (as measured by the average exchange rate in each period) exceeded the rate of increase of these expenses in NIS during this same period.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (As restated and reclassified)

REVENUES: Company revenues decreased by $1.0 million or 8% to $11.2 million for the nine months ended September 30, 2002 from $12.2 million for the nine months ended September 30, 2001. This decrease was the result of the general economic downturn. Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in larger sales and smaller initial orders in sales that did successfully close.

SOFTWARE LICENSE REVENUES: Software license revenues were $4.7 million, or 42% of total revenues, for the nine months ended September 30, 2002, and $7.0 million, or 58% of total revenues, for the nine months ended September 30, 2001. The decrease in software license revenues by $2.3 million or 33% was primarily the result of the general economic downturn.

SERVICES: Service revenues were $6.5 million, or 58% of total revenues, for the nine months ended September 30, 2002, and $5.2 million, or 42% of total revenues, in the nine months ended September 30, 2001. The increase in service revenues by $1.3 million or 25% was primarily due to an increase in post-contract support agreements during the first nine months of 2002.

COST OF REVENUES: Cost of revenues were $5.0 million, or 45% of revenues, for the nine months ended September 30, 2002, and $5.0 million, or 41% of revenues, for the nine months ended September 30, 2001

COST OF SOFTWARE LICENSES: Cost of software license revenues were $654,000, or 6% of revenues, for the nine months ended September 30, 2002, and $585,000, or 5% of revenues, for the nine months ended September 30, 2001. The increase in the cost of software licenses by $69,000 or 12% was due to increase in new third parties' licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold in the third quarter of 2002.

COST OF SERVICES: Cost of services was $4.3 million, or 39% of revenues, for the nine months ended September 30, 2002, and $4.4 million, or 36% of revenues, for the nine months ended September 30, 2001. The slight decrease in the cost of services by $0.1 million or 1% while service revenues increased by 25% was primarily due to more efficient consulting and implementation methodologies which reduced the implementation time associated with our products.

GROSS PROFIT: Gross profit as a percentage of revenues was 55% for the nine months ended September 30, 2002 and 59% for the nine months ended September 30, 2001. The decrease in the gross profit by $1.1 million or 15% was primarily due to the smaller revenues in the nine months ended September 30, 2002.

OPERATING EXPENSES: Total operating expenses were $12.4 million, or 111% of revenues, for the nine months ended September 30, 2002, and $15.8 million, or 130% of revenues, for the nine months ended September 30, 2001. The decrease in operating expenses by $3.5 million or 22% was due to cost cutting measures implemented during the past twelve months as well as one-time reorganization expenses incurred in the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $2.1 million, or 19% of revenues, for the nine months ended September 30, 2002, and $2.5 million, or 20% of revenues, for the nine months ended September 30, 2001. We received or accrued grants from the Chief Scientist in the amount of $0.7 million in the nine months ended September 30, 2002, and in the amount of $1.0 million in the nine months ended September 30, 2001. The decrease in grants by $0.3 million or 24% was due to lower available staff to perform R&D projects, as well as lower approved budgets by the Chief Scientist. The decrease in research and development expenses, gross, by $0.6 million or by $0.3 million or 16% was due to the impact of cost cutting measures implemented during 2001 and 2002.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $8.0 million, or 72% of revenues, for the nine months ended September 30, 2002, and $9.8 million, or 80% of revenues, for the nine months ended September 30, 2001. The decrease in selling and marketing expenses by $1.8 million or 18% was due to the impact of cost cutting measures implemented during 2001 and 2002.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2.0 million, or 18% of revenues, for the nine months ended September 30, 2002, and $3.0 million, or 25% of revenues, for the nine months ended September 30, 2001. The decrease in general and administrative expenses by $1.0 million or 31% was due primarily to a decrease in bad debt expenses in the nine months ended September 30,2002 and the impact of cost cutting measures implemented during 2001 and 2002.

REORGANIZATION COSTS: Reorganization costs were $294,000, or 2% of revenues, for the nine months ended September 30, 2001. These expenses were primarily costs associated with severance payments to terminated employees. There were no reorganization costs in the nine months ended September 30, 2002.

AMORTIZATION OF STOCK-BASED COMPENSATION: Share-based compensation for the nine months ended September 30, 2002 amounted to $225,000 of previously recorded deferred compensation. Share based compensation for the nine months ended September 30, 2001 amounted to $321,000. The decrease in share-based compensation by $96,000 or 30% is attributed to the fact that the amortization of the share-based compensation progressively decreases over the four-year amortization period.

The U.S. dollar amount of cost of revenues and operating expenses of the Company incurred in NIS was favorably influenced by the devaluation of the NIS against the U.S. dollar. This was due to the fact that the rate of devaluation of the NIS against the U.S. dollar from the three months ended September 30, 2001 until the three months ended September 30, 2002 (as measured by the average exchange rate in each period) exceeded the rate of increase of these expenses in NIS during this same period.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents of $4.6 million and short-term investments of $2.4 million, totaling $7.0 million, as compared to cash and cash equivalents of $8.1 million and short-term investments of $1.8 million, totaling $10.0 million, as of December 31, 2001. As of September 30, 2001, we had cash and cash equivalents of $10.0 million and short term investments of $2.1 million, as compared to cash and cash equivalents of $4.4 million and short term investments of $16.9 million as of December 31, 2000. As of September 30, 2002, approximately $2.3 million of the $4.6 million had been deposited with banks to secure letters of credit totaling approximately $2.9 million issued on our behalf which are described below.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. We realized $28.3 million from our initial public stock offering of ordinary shares, net of underwriter discount and other issuance costs.

Net cash provided (used) in the Company's operating activities primarily consists of net losses for the period and changes in short term investment before non-cash expenses consisting of deferred compensation and depreciation, in addition to net changes in trade receivables, prepaid expenses and changes in accounts payable. For the nine months ended September 30, 2002, cash used in operations was $3.3 million, comprised primarily of our net loss of $6.0 million, which was partially offset by a decrease in trade receivables of $1.6 million, an increase in accounts payable of $730,000, an increase in deferred revenue of $447,000 an increase in short term investments of 636,000, and non-cash charges of $845,000. For the nine months ended September 30, 2001, net cash provided by operations was $6.0 million, comprised primarily of our net loss of $8.0 million, a decrease in short term investments of $14.5 million, an increase in trade receivables of $1.0 million, a decrease in accounts payable of $533,000 which were partially offset by an increase in deferred revenue of $100,000, and non-cash charges of $1.2 million.

Net cash used in investing activities for the nine months ended September 30, 2002 was $230,000 and was primarily invested in purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities for the nine months ended September 30, 2001 was $417,000 and was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

As of September 30, 2002, we had outstanding trade receivables of approximately $4.0 million. Our trade receivables typically have 30 to 60 day terms, although we have also negotiated longer payment plans with some of our clients. Current economic conditions have increased the difficulties in collecting accounts receivables and the typical collection period has lengthened. For the nine months ended September 30, 2002 our DSO (Day Sales Outstanding) was 77 days.

The Company has various commitments primarily related to long-term debt, capital lease obligations and short term debt. The following table provides details regarding the Company's contractual cash obligations and other commercial commitments subsequent to September 301, 2002:

--------------------------- ------------------ ----------------------------------------------------------
                                                            AMOUNT OF COMMITMENT EXPIRATION
COMMERCIAL COMMITMENTS      TOTAL AMOUNTS                      PER PERIOD (IN THOUSANDS)
                            COMMITTED (IN      ----------------------------------------------------------
                            THOUSANDS)             2002       2003, 2004       2005, 2006       2007 +
--------------------------- ------------------ ----------------------------------------------------------
Short Term Bank Debt               34               24            10               -              -
--------------------------- ------------------ ------------- -------------- ----------------- -----------
Guarantees/Letters of             2,931            304           2,421             -             206
Credit
=========================================================================================================
                                                   PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                   ----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS               TOTAL         2002       2003, 2004       2005, 2006      2007 +
---------------------------------- ----------------------------------------------------------------------
Capital Lease Obligations             3,255         385           1,610           1,000          260
---------------------------------- ------------- ----------- ---------------- --------------- -----------

As of September 30, 2002, our banks had issued standby letters of credit on our behalf in the amount of approximately $331,000 for office leases and in the amount of approximately $2.6 million for performance of projects for our customers. We have arrangements with the banks to deposit funds to secure these letters of credit of 100%-115% of the credit amount. During the forth quarter of 2002, we increased the bank deposit to the total amount of $2.9 million. These standby letters for performance of projects can be drawn if the project is not completed according to the agreed-upon specifications.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $6.1 million related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of September 30, 2002, we had paid or accrued royalties related to the results of research and development in the amount of $2.4 million. The estimated current net commitment is approximately $3.9 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants, if sufficient sales are not generated.

Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We intend to continue investing significant resources in our selling and marketing and research and development operations in the future. Our ability to reach profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to control our expenses. If we are not successful in doing so, we will be required to seek new, external sources of financing.

During the fourth quarter of 2002, we announced the closing of our Campbell, California offices, and the relocation of our headquarters to our Burlington, Massachusetts office. We also reduced our workforce by approximately 40 people and across-the-board salary reductions. We believe that the cost reduction move was nessesary in order to adjust our expenses to the level of expected revenues. We also estimate that our expenses in Q1 2003 will be between $4.6 million to $4.9 million excluding restructuring expenses, although actual expenses may differ. We expect to incur a one-time charge for restructuring expenses in the fourth quarter of 2002, the amount of which is not yet known.

We cannot assure you that we will be successful in reaching profitability using our currently available balance of cash and cash equivalents. See "Factors That May Affect Future Results - Risks Related to Our Business - The Economic Outlook May Adversely Affect the Demand for Our Current Products and the Company's Results of Operations." If we are not successful, we will need to raise additional capital to finance our operations. Our ability to raise additional capital may be adversely affected by a number of factors relating to our company, as well as factors beyond our control, including the continued weakness of the information technology industry, volatility and uncertainty in the capital markets, the ongoing U.S. war on terrorism and the potential war with Iraq. We cannot be certain that additional financing will be available to us in amounts or on terms acceptable to us, if at all, and any additional capital raised through the issuance of equity or convertible debt securities may result in additional, and perhaps significant, dilution.

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

RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Current predictions for the general economy continue to indicate uncertain economic conditions. Weak economic conditions may cause continued reductions in information technology spending generally. We have experienced and may continue to experience an adverse impact on the demand for our products, which would adversely affect our results of operations. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner which may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

WE HAVE NOT ACHIEVED PROFITABILITY. We expect to continue to incur significant selling and marketing and research and development expenses. Some of our expenses, such as rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues. As a result, we will need to generate significant revenues to achieve and maintain profitability, which we may not be able to do.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED. Our ability to reach profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to reduce our expenses. We cannot assure you that we will be successful in doing so. If we are not successful in doing so, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers, we will need to raise additional capital to finance our operations. Under current market conditions, we may not be able to do so by selling additional equity or debt securities. If we are able to issue equity or debt securities, these securities could have rights preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional, and perhaps significant, dilution to our shareholders. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist of the State of Israel and there can be no assurance that we will be able to obtain this consent in the future.

Alternatively we may seek other forms of financing, such as credit from banks or institutional lenders. We cannot be certain that additional financing will be available to us in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results. If the economy continues to weaken or, for any other reason, we are unable to meet our business goals, we may have to raise additional funds to respond to business contingencies, including the need to:

     o    fund additional marketing expenditures;
     o    develop new or enhance existing products and services;
     o    enhance our operating infrastructure;
     o    respond to competitive pressures; or
     o    acquire complementary businesses or necessary technologies.

WE FACE RISKS RELATING TO OUR FINANCIAL STATEMENT RESTATEMENT.

During the third quarter of 2002, our audit committee, with the assistance of outside advisors, conducted a review of our financial statements for 2000 and 2001 and the first six months of 2002. On October 21, 2002, we announced that we would restate our financial statements for 2000 and 2001 and the first six months of 2002. In addition, we announced that our audit committee had decided to recommend to our shareholders that we terminate our relationship with Luboshitz Kasierer, formerly a member firm of Arthur Andersen, as our auditors and appoint new auditors. At a shareholders' meeting held on December 31, 2002, our shareholders authorized the engagement of Brightman Almagor Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu.

The restatement of our prior financial statements may lead to litigation claims against us. The defense of claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. In addition, we have provided information regarding our financial statement restatement to the staff of the Securities and Exchange Commission on a voluntary basis, and the SEC has requested additional information. Any additional inquiry by the SEC may result in a diversion of our management's attention and resources and require additional expenses for professional services. In addition, any claims against us or any inquiry by the SEC may cause the price of our Ordinary Shares to decline.

IF OUR SHARES ARE DELISTED FROM THE NASDAQ SMALLCAP MARKET, IT MAY BECOME MORE DIFFICULT TO SELL OUR SHARES AND THE PRICE OF OUR ORDINARY SHARES WILL LIKELY FALL.

In November 2002, the Nasdaq Listing Qualifications Department notified us that our ordinary shares are subject to delisting from The Nasdaq Stock Market, Inc. because we did not file this Quarterly Report on Form 10-Q in a timely manner. In addition, we did not hold an annual meeting of its shareholders during 2002, in violation of NASD Marketplace Rules. At a hearing before a Nasdaq Listing Qualifications Panel, we requested that our shares continue to be listed on the Nasdaq SmallCap Market. We received notification from Nasdaq that the Panel determined to continue the listing of our ordinary shares on The Nasdaq SmallCap Market pursuant to an exception from the requirements of NASD Marketplace Rule 4310(c)(14), which requires that Nasdaq issuers timely file their periodic reports in compliance with the reporting obligations under the federal securities laws. The exception requires us to meet certain conditions, including the filing with the SEC and Nasdaq of this Form 10-Q on or before January 27, 2003 and the filing of certain other amended periodic reports reflecting the Company's restatement of its financial statements on or before February 28, 2003, as well as compliance with all other requirements for continued listing. The Nasdaq Panel reserves the right to terminate or modify the exception upon a review of the Company's reported financial results, and the Nasdaq Listing and Hearing Review Council may determine to review and modify or reverse the Panel's decision within the next 45 days. We cannot assure you that our ordinary shares will continue to be listed on the Nasdaq SmallCap Market or that we will be able to meet the Nasdaq SmallCap Market continued listing criteria in the future. In particular, the market price of our shares is below the $1.00 minimum bid price requirement of Nasdaq, and we may become subject to delisting if the price does not meet the $1.00 requirement for 10 consecutive trading days prior to May 9, 2003. If our shares are delisted, our ordinary shares may become more difficult to buy and sell. In addition, the trading market for our ordinary shares will likely be adversely affected by our shares' delisting, and the decreased trading volume may cause the price of our ordinary shares to fall.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. From time to time, we anticipate a sale of significant size to a single customer. We have experienced from time to time delays in the completion of sales past the end of a particular quarter that havenegatively impacted results for particular quarters, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

     o    the volume and timing of customer orders;
     o internal budget constraints and approval processes of our current and prospective clients;
     o    the length and unpredictability of our sales cycle;
     o the mix of revenue generated by product licenses and professional services;
     o    the mix of revenue between domestic and foreign sources;
     o announcements or introductions of new products or product enhancements by us or our competitors;
     o changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;
     o    timing and amount of selling and marketing expenses;
     o    changes in our business and partner relationships;
     o technical difficulties or "bugs" affecting the operation of our software;
     o    foreign currency exchange rate fluctuations; and
     o    general economic conditions.

FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSELY AFFECT OUR PROFITABILITY. Historically, most of our operating revenue has come from sales of, and services related to, our ClickSchedule product and our ClickFix product, to clients seeking application software that enables efficient provisioning of services in enterprise environments. During the year ended December 31, 2000, we introduced three products that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. On November 28, 2001 we released version 7.0 of our Service Optimization Suite that utilizes dynamic load balancing architecture, which dynamically redirects requests among a group of ClickSoftware servers running our product applications. This increases the scalability of our products by enabling our customers to optimize additional resources by adding hardware to this group of ClickSoftware servers. The growth of our company depends in part on the development of market acceptance of these products. We have no guarantee that the sales of these products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our products would have a material adverse effect on our business and operating results.

OUR SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD. To date, our customers have taken typically from three months to twelve months to evaluate our offering before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products typically takes three to eight months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. Historically, a significant portion of our sales in any given quarter occur in the last two weeks of the quarter; if sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE IMPAIRED. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with our executive officers, including Dr. Moshe BenBassat. Although these agreements generally require sixty days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete.

IF WE FAIL TO MAINTAIN OUR PROFESSIONAL SERVICES ORGANIZATION, WE MAY NOT BE ABLE TO SERVICE ADDITIONAL CLIENTS AND INSTALL ADDITIONAL LICENSES. We cannot be certain that we can attract or retain a sufficient number of highly qualified professional services personnel to meet our business needs. Clients that license our software typically engage our professional services organization to assist with the installation and operation of our software applications. Our professional services organization also provides assistance to our clients related to the maintenance, management and expansion of their software systems. Future growth in licenses of our software will depend in part on our ability to provide our clients with these services. In addition, we must maintain and may be required to expand our professional services organization to enable us to continue to support our existing installed base of customers. If we were not able to maintain our professional services organization, our ability to support our service business would be limited.

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

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES. Our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. For example, we offer Windows 2000 versions of our products due to the market acceptance of Windows 2000 over the last several years. While we interface with UNIX systems, we currently do not provide UNIX versions of our software. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and continue to make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future that could impair our revenue and operating results.

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

CERTAIN OF OUR OFFICERS AND EMPLOYEES ARE REQUIRED TO SERVE IN THE ISRAEL DEFENSE FORCES AND THIS COULD FORCE THEM TO BE ABSENT FROM OUR BUSINESS FOR EXTENDED PERIODS. David Schapiro, our Executive Vice President, Markets and Product, = Hannan Carmeli, our Executive Vice President, Product Services and Operations and Shmuel Arvatz,our Chief Financial officer, as well as other male employees located in Israel are currently obligated to perform up to 39 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

THE RATE OF INFLATION IN ISRAEL MAY NEGATIVELY IMPACT OUR COSTS IF IT EXCEEDS THE RATE OF DEVALUATION OF THE NIS AGAINST THE DOLLAR. Substantially all of our revenues are denominated in dollars or are dollar-linked, but a significant portion of our research and development expense is incurred in New Israeli Shekels and a portion of our revenues and expenses is incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates which are influenced by various global economic factors, including inflation rates and economic growth within each nation. In 2000, 27%, and in 2001, 24% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of December 5, 2002, our executive officers, directors and entities affiliated with them beneficially owned approximately 35.7% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of September 30, 2002, we had 26,338,373 (net of 39,000 shares held in treasury) ordinary shares outstanding, including shares held by a trustee for issuance under outstanding options. In addition, as of September 30, 2002, we had 2,551,288 ordinary shares issuable upon exercise of outstanding options, and 1,805,002 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR UNITED STATES SHAREHOLDERS WILL BE SUBJECT TO ADVERSE TAX CONSEQUENCES. If, for any taxable year, either, (1) 75% or more of our gross income is passive income or
(2) 50% or more of the fair market value of our assets, including cash (even if held as working capital), produce or are held to produce passive income, we may be characterized as a "passive foreign investment company" ("PFIC") for United States federal income tax purposes. We do not believe that we currently are a PFIC, but we may be characterized as a PFIC in the future. If we are, our shareholders will be subject to adverse United States tax consequences. If we were to be treated as a PFIC, our shareholders will be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain "excess distributions" including any gain on the sale of ordinary shares. In order to avoid this tax consequence, they (1) may be permitted to make a "qualified electing fund" election (however the company does not currently intend to take the action necessary for our shareholders to make a "qualified electing fund" election, in which case, in lieu of such treatment they would be required to include in their taxable income certain undistributed amounts of our income or (2) may elect to mark-to-market the ordinary shares and recognize ordinary income (or possible ordinary loss) each year with respect to such investment and on the sale or other disposition of the ordinary shares. Prospective investors should consult with their own tax advisors with respect to the tax consequences applicable to them of investing in our ordinary shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

INTEREST RATE RISK. As of September 30, 2002, we had cash, cash equivalents and short-term investments of approximately $7.0 million that consist of cash and highly liquid short-term investments. Our short-term investments will not be materially impacted by an increase in interest rates. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 2002, we had total short-term loans and current maturities of $34,000.

The following table provides information about our investment portfolio, cash, and long-term loans as of September 30, 2002 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                                                 YEAR OF MATURITY            TOTAL CARRYING
                                                           2002      2003      AFTER 2003        VALUE
                                                                      (in thousands of dollars)
      A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
      ------------------------------------------------------
      Cash and equivalents                               $4,551          -           -           $4,551
        Average interest rate                              1.8%          -           -             1.8%
      Commercial Paper                                     $100          -           -             $100
        Average interest rate                              1.7%          -           -             1.7%
      Bank Deposits                                           -     $2,000           -           $2,000
        Average interest rate                                 -       2.2%           -             2.2%
      Corporate Bonds                                      $303          -           -             $303
        Average interest rate                              2.3%          -           -             2.3%
      B) TERM DEBTS:
      --------------
      N.I.S indexed loans                                   $14         $2           -              $16
        Average interest rate                              5.4%       5.4%           -             5.4%
      Leases US$                                            $10         $1           -              $11
        Average interest rate                              7.1%       7.1%           -             7.1%
      Leases GBP                                              -         $7           -               $7
        Average interest rate                                 -       3.5%           -             3.5%

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this quarterly report, the Company's chief executive officer (CEO) and the chief financial officer (CFO) evaluated the effectiveness of the Company disclosure controls and procedures. The Company identified a weakness in the process of recognizing and recording revenues in the Company books which led also the restatement of the financial statements of the Company for the years 2001, 2000 and 1999 and for the six months ended June 30, 2002. (See also note 3 of the notes to the consolidated financial statements of the Company on Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on January 24, 2003.)

Based on the instructions of the audit committee of the Company and with the assistance of its independent auditor, the Company adopted a new policy for revenue recognition. The policy includes procedures and practices to assure the proper recognition of revenue in the future. In addition, to improve the overall effectiveness of the Company's disclosure controls and procedures, the Company has expanded the scope of periodic discussions between its finance department and its other operational departments, and expanded its formal reporting procedures. The Company has established a Disclosure Committee with a mandate to assist the Company CEO and CFO in overseeing the accuracy and timeliness of the Company's public disclosure and in evaluating regularly the Company disclosure and control procedures.

The Company, with the assistance of its advisors continue to evaluate further improvements, including formalizing its processes, procedures and policies, to its internal control and disclosure controls and procedure.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are aware that a complaint was filed in the United States District Court for the District of Massachusetts on December 27, 2002 against us, our chief executive officer and our former chief financial officer. We have not been served with the complaint and are not, as of the date of this filing, aware of the allegations of the complaint.

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

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CLICKSOFTWARE TECHNOLOGIES LTD.
                                           (Registrant)



                                           By:    /s/ SHMUEL ARVATZ
                                                  -----------------
                                           Name:  Shmuel Arvatz
                                           Title: Executive Vice President and
                                                  Chief Financial Officer

Date:  January 24, 2003

                                 CERTIFICATIONS


     I, Moshe BenBassat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ClickSoftware Technologies Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 24, 2003
                                            By: /s/ Moshe BenBassat
                                                -------------------------
                                            Moshe BenBassat
                                            Chairman and Chief Executive Officer

     I, Shmuel Arvatz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ClickSoftware Technologies Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 24, 2003
                                              By: /s/ Shmuel Arvatz
                                                  ---------------------
                                              Shmuel Arvatz
                                              Executive Vice President and
                                              Chief Financial Officer

                                                                    EXHIBIT 99.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Moshe BenBassat, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ClickSoftware Technologies Ltd. on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of ClickSoftware Technologies Ltd..


                                    By:     /s/ MOSHE BENBASSAT
                                          ---------------------
                                    Name:   Moshe BenBassat
                                    Title:  Chairman and Chief Executive Officer

                                                                    EXHIBIT 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Shmuel Arvatz, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ClickSoftware Technologies Ltd. on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of ClickSoftware Technologies Ltd.


                                             By:     /s/ SHMUEL ARVATZ
                                                     -----------------
                                             Name:  Shmuel Arvatz
                                             Title: Executive Vice President and
                                                    Chief Financial Officer