Form 10-Q/A
period 2001-03-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-02-27
CIK 1105841

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission File Number: 000-30827
   --------------------------------------------------------------------------

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

     As of March 31, 2001, there were 26,091,351 shares of the Registrant's common stock, par value 0.02 NIS, outstanding.

                                EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q (EXCLUDING "FACTORS THAT MAY AFFECT FUTURE RESULTS") SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000, TO MAKE A REVISION TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES", TO INCLUDE DISCLOSURE REGARDING "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS" IN ITEM 4 OF PART II AND TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF MARCH 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

--------------------------------------------------------------------------------
                                                                          PAGE 1


                                     ClickSoftware Technologies Ltd.

                                               FORM 10-Q/A

                                   FOR THE QUARTER ENDED MARCH 31, 2001
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     (a)  Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.............3

     (b)  Condensed Consolidated Statements of Operations for the Three Months Ended
          March 31, 2001 and  March 31, 2000...........................................................4

     (c)  Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 2001
          and March 31, 2000...........................................................................5

     (d)  Notes to Condensed Consolidated Financial Statements.........................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations.......11

Item 3.  Quantitative and Qualitative Disclosures About Market Risks..................................26


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................28

Item 2.  Changes in Securities and Use of Proceeds....................................................28

Item 4.  Submission of Matters to a Vote of Security Holders..........................................28

Item 6.  Exhibits and Reports on Form 8-K.............................................................28

Signatures............................................................................................29

Exhibit 99.1..........................................................................................32

Exhibit 99.2..........................................................................................33


--------------------------------------------------------------------------------------------------------
                                                                                                  PAGE 2


PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     CLICKSOFTWARE TECHNOLOGIES LTD.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2001              2000
                                                                              ----              ----
                                                                          (AS RESTATED     (AS RESTATED
                                                                           SEE NOTE 2)      SEE NOTE 2)
                                                                           (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                       $ 6,806         $ 4,438
  Short-term investments                                                            9,465          16,878
  Trade receivables                                                                 3,498           2,042
  Other receivables and prepaid expenses                                            1,546           1,466
                                                                        ----------------------------------
     Total current assets                                                          21,315          24,824
                                                                        ----------------------------------

Property and equipment, net                                                         3,379           3,295
Severance pay deposits                                                                516             526

Long-term cash investments                                                           1600
                                                                        ----------------------------------
     Total assets                                                                $ 26,810        $ 28,645
                                                                        ----------------------------------

LIABILITIERS AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                                                  $  157          $  146
  Accounts payable and accrued expenses                                             3,665           3,153
  Deferred revenues                                                                   231             127
                                                                        ----------------------------------
     Total current liabilities                                                      4,053           3,426
                                                                        ----------------------------------

LONG-TERM LIABILITIES
  Long-term debt                                                                       94             103
  Accrued severance pay                                                             1,283           1,343
                                                                        ----------------------------------
     Total long-term liabilities                                                    1,377           1,446
                                                                        ----------------------------------
     Total liabilities                                                              5,430           4,872
                                                                        ----------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:

Ordinary shares of NIS 0.02 par value:
  Authorized -- 100,000,000 as of March 31, 2001
  and December 31, 2000; Issued and outstanding --
  26,091,351 as of March 31, 2001 and 26,064,539 as
  of December 31, 2000.                                                               100             100
Additional paid-in capital                                                         69,220          69,169
Deferred stock compensation                                                         (949)         (1,120)
Accumulated deficit                                                              (46,991)        (44,376)
                                                                        ----------------------------------
     Total shareholders' equity                                                    21,380          23,773
                                                                        ----------------------------------
     Total liabilities and shareholders' equity                                  $ 26,810        $ 28,645
                                                                        ----------------------------------


     The accompanying notes are an integral part of these condensed consolidated financial statements

----------------------------------------------------------------------------------------------------------
                                                                                                    PAGE 3


                                     CLICKSOFTWARE TECHNOLOGIES LTD.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   2001                2000
                                                                   ----                ----
                                                             (As Restated and    (As Restated and
                                                               Reclassified -      Reclassified -
                                                                see Note 2)         see Note 2)
Revenues:
  Software license                                                     $ 3,004             $ 1,292
  Services                                                               1,326               1,331
                                                            ---------------------------------------
     Total revenues                                                      4,330               2,623

Cost of revenues:
  Software license                                                         242                 132
  Services                                                               1,449               1,248
     Total cost of revenues                                              1,691               1,380
                                                            ---------------------------------------
     Gross profit                                                        2,639               1,243
                                                            ---------------------------------------

Operating expenses:
  Research and development expenses, net                                   974               1,064
  Selling and marketing expenses                                         3,376               3,086
  General and administrative expenses                                      772                 819
  Reorganization expenses                                                  294                   -
   Amortization of deferred Stock-based compensation (1)                   171                 355
                                                            ---------------------------------------
     Total operating expenses                                            5,587               5,324
                                                            ---------------------------------------
     Operating loss                                                    (2,948)             (4,081)
Interest and other income, net                                             333                   5
                                                            ---------------------------------------
     Net loss                                                        $ (2,615)           $ (4,076)
                                                            =======================================
Basic and diluted net loss per share                                 $  (0.10)           $  (0.21)
                                                            =======================================

Shares used in computing basic and diluted net loss per
share                                                               24,976,284          19,501,794
                                                            =======================================

(1) Amortization of deferred stock-based compensation would be further classified as follows:


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                            ---------------------------------------
                                                                   2001                2000
                                                            ---------------------------------------
Cost of revenues                                                            $7                 $32
Research and development expenses                                           22                  50
Selling and marketing expenses                                              22                  50
General and administrative expenses                                        120                 223
                                                            ---------------------------------------
Total                                                                    $ 121                $355
                                                            ---------------------------------------


        The accompanying notes are an integral part of these condensed consolidated financial statements

---------------------------------------------------------------------------------------------------
                                                                                             PAGE 4


                                   CLICKSOFTWARE TECHNOLOGIES LTD.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                   2001                2000
                                                                                   ----                ----
                                                                               (As Restated -      (As Restated -
                                                                                 See Note 2)        See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (2,615)          $ (4,076)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                             215                139
  Amortization of deferred compensation                                                    171                355
  Unrealized gain from investments                                                         220                  -
  Severance pay, net                                                                      (50)                 87
Changes in operating assets and liabilities:
  Trade receivables                                                                    (1,456)              1,288
  Other receivables and other prepaid expenses                                            (80)              (185)
  Accounts payable and accrued expenses                                                    512              (156)
  Deferred revenues                                                                        104              (338)
Change in investments, net                                                               5,593                  -
                                                                         -----------------------------------------
Net cash provided by (used in) operating activities                                      2,614            (2,886)
                                                                         -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                                                   (299)              (364)
                                                                         -----------------------------------------
Net cash  (used in) investing activities                                                 (299)              (364)
                                                                         -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans                                                               11              (126)
Repayment of long-term loans                                                               (9)               (57)
Net proceeds from warrants exercised                                                         -                 12
                                                                         -----------------------------------------
Employee options exercised                                                                  51                322
                                                                         -----------------------------------------
Net cash provided by (used in) financing activities                                         53                151
                                                                         -----------------------------------------
Increase (decrease) in cash and cash equivalents                                         2,368            (3,099)
Cash and cash equivalents at beginning of period                                         4,438              7,838
                                                                         -----------------------------------------
Cash and cash equivalents at end of period                                             $ 6,806            $ 4,739
                                                                         =========================================

Supplemental cash flow information:
Cash paid for interest                                                                       4                 21
                                                                         =========================================


               The accompanying notes are an integral part of these condensed consolidated financial statements

------------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE 5

                         ClickSoftware Technologies Ltd.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION AS OF March 31, 2001 and FOR THE THREE MONTHS ENDED MARCH 31, 2001
                               and march 31, 2000)

1.   BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2000 that are included in ClickSoftware's Form 10-K/A for 2001 filed with the Securities and Exchange Commission on January 24, 2003. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2001.

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

The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses:
$245,000 for the three months ended March 31, 2001 and $88,000 for the three months ended March 31, 2000.

The impact of the adjustments on the financial statements of the Company is set forth below.

--------------------------------------------------------------------------------

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               AS OF MARCH 31, 2001
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE SHEET:
                                                    DECEMBER 31,           EFFECT OF           DECEMBER 31,
                                                        2000              RESTATEMENT              2000
                                                 ---------------------------------------------------------------
                                                   (AS PREVIOUSLY                              (AS RESTATED)
ASSETS                                               REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                     $4,438                                     $4,438
Short-term investments                                        16,878                                     16,878
Trade receivables, net                                         4,375              (2,333)                 2,042
Other receivables and prepaid expenses                         1,466                                      1,466

                                                 ---------------------------------------------------------------
          Total current assets                                27,157              (2,333)                24,824

Property and equipment, net                                    3,772                (477)                 3,295
Severance pay deposits                                           526                                        526
                                                 ---------------------------------------------------------------
          Total assets                                       $31,455             $(2,810)               $28,645
                                                 ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                $146                                       $146
Accounts payable and accrued expenses                          3,274                (121)                 3,153
Deferred revenues                                                127                                        127
                                                 ---------------------------------------------------------------
       Total current liabilities                               3,547                (121)                 3,426
                                                 ---------------------------------------------------------------

                 LONG-TERM LIABILITIES
Long-term loans                                                  103                                        103
Accrued severance pay                                          1,343                                      1,343
                                                 ---------------------------------------------------------------
       Total long-term liabilities                             1,446                                      1,446
                                                 ---------------------------------------------------------------
       Total liabilities                                       4,993                (121)                 4,872
                                                 ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                          100                                         100
Additional paid-in capital                                   69,169                                      69,169
Deferred stock compensation                                 (1,120)                                     (1,120)
Accumulated deficit                                        (41,687)               (2,689)              (44,376)
                                                 ---------------------------------------------------------------
       Total shareholders' equity                            26,462               (2,689)                23,773
                                                 ---------------------------------------------------------------
Total liabilities and shareholders' equity                  $31,455              $(2,810)               $28,645
                                                 ===============================================================



----------------------------------------------------------------------------------------------------------------
                                                                                                          PAGE 7


                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               AS OF MARCH 31, 2001
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                   (UNAUDITED)
BALANCE SHEET:
                                                      MARCH 31,            EFFECT OF             MARCH 31,
                                                        2001              RESTATEMENT              2001
                                                 ---------------------------------------------------------------
                                                   (AS PREVIOUSLY                              (AS RESTATED)
ASSETS                                               REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                     $6,806                                     $6,806
Short-term investments                                         9,465                                      9,465
Trade receivables, net                                         5,805              (2,307)                 3,498
Other receivables and prepaid expenses                         1,546                                      1,546
                                                 ---------------------------------------------------------------
          Total current assets                                23,622              (2,307)                21,315

Property and equipment, net                                    3,968                (589)                 3,379
Severance pay deposits                                           516                                        516
                                                 ---------------------------------------------------------------
Long-term cash investments                                    1,600                                       1,600
                                                 ===============================================================
          Total assets                                      $29,706              $(2,896)              $ 26,810
                                                 ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                $157                                       $157
Accounts payable and accrued expenses                          3,786                (121)                 3,665
Deferred revenues                                                231                                        231
                                                 ---------------------------------------------------------------
       Total current liabilities                               4,174                (121)                 4,053
                                                 ---------------------------------------------------------------

                 LONG-TERM LIABILITIES
Long-term loans                                                   94                                         94
Accrued severance pay                                          1,283                                      1,283
                                                 ---------------------------------------------------------------
       Total long-term liabilities                             1,377                                      1,377
                                                 ---------------------------------------------------------------
       Total liabilities                                       5,551                (121)                 5,430
                                                 ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                          100                                         100
Additional paid-in capital                                   69,220                                      69,220
Deferred stock compensation                                   (949)                                       (949)
Accumulated deficit                                        (44,216)               (2,775)              (46,991)
                                                 ---------------------------------------------------------------
       Total shareholders' equity                            24,155               (2,775)                21,380
                                                 ---------------------------------------------------------------
Total liabilities and shareholders' equity                  $29,706              $(2,896)               $26,810
                                                 ===============================================================


----------------------------------------------------------------------------------------------------------------
                                                                                                          PAGE 8

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         FOR PERIOD ENDED MARCH 31, 2001
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                   (UNAUDITED)
                                                                                 THREE MONTHS ENDED MARCH 31,
STATEMENT OF OPERATIONS:
                                                                  2001            2001             2001               2001
                                                          -----------------------------------------------------------------------
                                                            (AS PREVIOUSLY     (EFFECT OF       (EFFECT OF       (AS RESTATED AND
                                                              REPORTED)        RESTATEMENT)   RECLASSIFICATION)    RECLASSIFIED)
  Software license fees                                              $3,103           (99)                                $3,004
  Services                                                            1,413           (87)                                 1,326
                                                          -----------------------------------------------------------------------
     Total revenues                                                   4,516          (186)                                 4,330
                                                          -----------------------------------------------------------------------
Cost of revenues:
  Software license                                                       74                               168                242
  Services                                                            1,372                                77              1,449
                                                          -----------------------------------------------------------------------
     Total cost of revenues                                           1,446                               245              1,691
                                                          -----------------------------------------------------------------------
     Gross profit                                                     3,070          (186)              (245)              2,639
                                                          -----------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                                974                                                  974
  Selling and marketing expenses                                      3,666           (45)              (245)              3,376
  General and administrative expenses                                   827           (55)                                   772
Reorganization expenses                                                 294                                                  294
  Amortization of deferred Stock-based compensation                     171                                                  171
                                                          -----------------------------------------------------------------------
     Total operating expenses                                         5,932          (100)              (245)              5,587
                                                          -----------------------------------------------------------------------
     Operating loss                                                 (2,862)           (86)                  -            (2,948)
Interest and other income, net                                          333                                                  333
                                                          -----------------------------------------------------------------------
     Net loss                                                      $(2,529)           (86)                              $(2,615)
                                                          -----------------------------------------------------------------------
Basic and diluted net loss per share                                $(0.10)                                              $(0.10)
                                                          -----------------------------------------------------------------------
Shares used in computing basic and diluted net loss per
share                                                            24,976,284                                           24,976,284
                                                          -----------------------------------------------------------------------

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         FOR PERIOD ENDED MARCH 31, 2001
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                   (UNAUDITED)
                                                                                THREE MONTHS ENDED MARCH 31,
STATEMENT OF OPERATIONS:
                                                                 2000             2000             2000               2000
                                                         ------------------------------------------------------------------------
                                                            (AS PREVIOUSLY     (EFFECT OF       (EFFECT OF       (AS RESTATED AND
Revenues:                                                     REPORTED)        RESTATEMENT)   RECLASSIFICATION)    RECLASSIFIED)
  Software license fees                                             $2,126           (834)                                $1,292
  Services                                                           1,385            (54)                                 1,331
                                                         ------------------------------------------------------------------------
           Total revenues                                            3,511           (888)                                 2,623
                                                         ------------------------------------------------------------------------
Cost of revenues:
  Software license                                                     110            (31)                 53                132
  Services                                                           1,213                                 35              1,248
                                                         ------------------------------------------------------------------------
     Total cost of revenues                                          1,323            (31)                 88              1,380
                                                         ------------------------------------------------------------------------
     Gross profit                                                    2,188           (857)               (88)              1,243
                                                         ------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                             1,064                                                 1,064
  Selling and marketing expenses                                     3,174                               (88)              3,086
  General and administrative expenses                                  952           (133)                                   819
  Amortization of deferred Stock-based compensation                    355                                                   355
                                                         ------------------------------------------------------------------------
     Total operating expenses                                        5,545           (133)               (88)              5,324
                                                         ------------------------------------------------------------------------
     Operating loss                                                (3,357)           (724)                  -            (4,081)
Interest and other income, net                                           5                                                     5
                                                         ------------------------------------------------------------------------
     Net loss                                                     $(3,352)           (724)                              $(4,076)
                                                         ------------------------------------------------------------------------
Basic and diluted net loss per share                               $(0.17)                                               $(0.21)
                                                         ------------------------------------------------------------------------
Shares used in computing basic and diluted net loss per
share                                                           19,501,794                                            19,501,794
                                                         ------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           PAGE 9

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

4.   NET LOSS PER SHARE

ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic an diluted net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential ordinary shares were antidilutive

A total of 3,524,789 and 2,877,532 incremental shares were excluded from the calculation of diluted net loss per ordinary share for the three months ended March 30,2001 and March 30, 2000,respectively


--------------------------------------------------------------------------------
                                                                         PAGE 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that in today's economy successful businesses must constantly increase the performance of existing service resources. Our products emphasize the use of optimization tools for performance enhancement in the service environment. In September 1999, we began marketing our product lines under new names, CLICKSCHEDULE and CLICKFIX and in May 2000, we changed our company name to ClickSoftware Technologies Ltd. Currently our product offering for service optimization applications includes: CLICKSCHEDULE, CLICKFIX, CLICKANALYZE, CLICKPLAN, CLICKMOBILE.

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

Cost of revenues consists of cost of software license revenues and cost of services. Cost of software license revenues consists of expenses related to media duplication and packaging of our products, costs of software purchased or licensed for resale and royalties payments to the Chief Scientist. Cost of services consists of expenses related to salaries and expenses of our professional services organizations, costs related to third-party consultants, and equipment costs and royalties payments to the Chief Scientist.

Operating expenses are categorized into research and development expenses, sales and marketing expenses, general and administrative expenses, and stock-based compensation.

--------------------------------------------------------------------------------
                                                                         PAGE 11

Research and development expenses consist primarily of personnel costs to support product development, net of grants received from the Chief Scientist. In return for some of these grants, we are obligated to pay the Israeli Government royalties as described below which are included in cost of services expenses. Software research and development costs incurred prior to the establishment of technology feasibility are included in research and development expenses as incurred.

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

Amortization of stock- based compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Deferred Stock-based compensation is amortized over the vesting period of the underlying options, generally four years.

Interest and other income include interest income earned on our cash equivalents and short-term investments, offset by interest expense, and also includes the effects of foreign currency translations.

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

The effects of foreign currency exchange rates on our results of operations for the three months ended March 31, 2001 and March 31, 2000 were immaterial.

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, and the Israeli tax rate discussed below. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.


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

--------------------------------------------------------------------------------
                                                                         PAGE 12

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


RECENT ACCOUNTING PRONOUNCEMENTS

None


--------------------------------------------------------------------------------
                                                                         PAGE 13

RESULTS OF OPERATIONS

Our operating results for each of the three months ended March 31, 2001 and 2000, expressed as a percentage of revenues are as follows:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                          2001              2000
                                                                          ----              ----
                                                                   (AS RESTATED AND   (AS RESTATED AND
                                                                     RECLASSIFIED)      RECLASSIFIED)
Revenues:
  Software license                                                               69%                49%
  Services                                                                       31%                51%
                                                                   -------------------------------------
     Total revenues                                                             100%               100%

Cost of revenues:
  Software license                                                                6%                 5%
  Services                                                                       33%                48%
     Total cost of revenues                                                      39%                53%
                                                                   -------------------------------------
     Gross profit                                                                61%                47%
                                                                   -------------------------------------

Operating expenses:
  Research and development expenses, net                                         22%                40%
  Selling and marketing expenses                                                 78%               118%
  General and administrative expenses                                            18%                31%
  Reorganization expenses                                                         7%                  -
   Amortization of deferred Stock-based compensation                              4%                13%
                                                                   -------------------------------------
     Total operating expenses                                                   129%               202%
                                                                   -------------------------------------
     Operating loss                                                            (68%)             (155%)
Interest and other income, net                                                    8%                  -
                                                                   -------------------------------------
     Net loss                                                                  (60%)             (155%)
                                                                   -------------------------------------

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (As restated and reclassified)

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

The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses:
$245,000 for the three months ended March 31, 2001 and $88,000 for the three months ended March 31, 2000.

--------------------------------------------------------------------------------
                                                                         PAGE 14

REVENUES. Company revenues increased $1.7 million or 65% to $4.3 million for the three months ended March 31, 2001 from $2.6 million for the three months ended March 31, 2000.

SOFTWARE LICENSE. Software license revenues were $3.0 million or 69% of total revenues in the three months ended March 31, 2001, and $1.3 million or 49% of total revenues in the three months ended March 31, 2000. The increase in license revenue was primarily due to continued demand by new customers for ClickSoftware products.

SERVICES. Services revenues were $1.3 million or 31% of revenues in the three months ended March 31, 2001, and $1.3 million or 51% of total revenue in the three months ended March 31, 2000 Cost of Revenues. Cost of revenues were $1.7 million or 39% of revenues in the three months ended March 31, 2001, and $1.4 million or 53% of revenues in the three months ended March 31, 2000. The increase in the cost of revenues on absolute basis was primarily due to an increase in royalties paid.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $242,000 or 6% of total revenues in the three months ended March 31, 2001 and, $132,000 or 5% of revenues in the three months ended March 31, 2000. The increase in the cost of revenues was primarily due to an increase in royalties paid.

COST OF SERVICES. Cost of services revenues was $1.4 million or 33% of revenues for the three months ended March 31, 2001, and $1.2 million or 48% of revenues for the three months ended March 31, 2000. This increase in the cost of services revenues was due to higher expenses associated with project implementation ; the percentage decrease in the cost of services was primarily due to higher revenues in this quarter .

GROSS PROFIT. Gross profit as a percentage of revenues was 61% in the three months ended March 31, 2001 as compared to 47% in the three months ended March 31, 2000. This improvement is mostly attributed to changes in the revenue mix in favor of higher margin license revenues.

OPERATING EXPENSES. Total operating expenses were $5.6 million or 129% of revenues for the three months ended March 31, 2001, and $5.3 million or 203% of revenues for the three months ended March 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $1.0 million or 22% of revenues for the three months ended March 31, 2001, and $1.1 million or 40% of revenues for the three months ended March 31, 2000. In the first quarter of 2001 we recognized a research and development grant from Israel's Chief Scientist in the amount of $165,000. The decrease in both absolute and percentage terms is primarily due to the temporary transfer of R&D software engineers to the Professional Services division to support the implementation process with several European customers.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $3.4 million or 78% of revenues for the three months ended March 31, 2001, and $3.1 million or 118% of revenues for the three months ended March 31, 2000. The absolute increase in selling and marketing expenses was due to additional sales and marketing efforts related to the expansion of our salesforce, which resulted in an increase in personnel related costs as well as additional marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $772,000 or 18% of revenues in the three months ended March 31, 2001, and $819,000 or 31% of revenues in the three months ended March 31, 2000. The percentage decrease is due to an increase in revenues without a corresponding increase in administrative expenses.

REORGANIZATION EXPENSES. Reorganization expenses were $294,000 or 7% of revenues in the three months ended March 31, 2001. There were no such expenses in the three months ended March 31, 2000. These expenses were primarily costs associated with severance payments to terminated employees.

STOCK-BASED COMPENSATION. Stock-based compensation for the three months ended March 31, 2001 amounted to $171,000 of previously recorded deferred compensation. Stock based compensation for the three months ended March 31, 2000 amounted to $355,000.

--------------------------------------------------------------------------------
                                                                         PAGE 15

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

Net cash provided (used) in the company's operating activities primarily consisted of net losses for the period and changes in short term investment before non-cash expenses consisting primarily of deferred compensation, unrealized gain from investments and depreciation, in addition to net changes in trade receivables, prepaid expenses and changes in accounts payable. For the three months ended March 31, 2001, cash provided by operations was $2.6 million, comprised of our net loss of $2.6 million, an increase in trade receivables of $1.5 million, increase in other receivables of $80,000, increase in accounts payable of $512,000, increase in deferred revenue of $104,000, decrease in short term investments of $5.6 million partially offset by non-cash charges of $556,000. For the three months ended March 31, 2000, cash used in operations was $2.9 million, comprised of our net loss of $4.1 million, a decrease in trade receivables of $1.3million, increase in other receivables of $185,000, decrease in accounts payable of $156,000, decrease in deferred revenue of $338,000, partially offset by non-cash charges of $581,000.

Net cash used in investing activities in the three months ended March 31, 2001 was $299,000and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities the three months ended March 31, 2000 was $364,000 which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

Net cash provided by financing activities during the three months ended March 31, 2001 was $53,000 and 151,000 for the three months ended March 31, 2000.

As of March 31, 2001 we had outstanding trade receivables of approximately $3.5 million. Our trade receivables typically have 30 to 60 day terms; although we have also negotiated longer payment plans with some of our clients. As of March 31, 2001 our DSO (Days Sales Outstanding) was 73 days.

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

--------------------------------------------------------------------------------
                                                                         PAGE 16

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter, for the quarter ended March 31, 2001 approximately two-thirds of our realized revenue was recognized in the last two weeks of the quarter. From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

     o    the volume and timing of customer orders;
     o    internal budget constraints of our current and prospective clients;
     o    the length and unpredictability of our sales cycle;
     o the mix of revenue generated by product licenses and professional services;
     o    the mix of revenue between domestic and foreign sources;
     o announcements or introductions of new products or product enhancements by us or our competitors;
     o changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;
     o    timing and amount of sales and marketing expenses;
     o    changes in our business and partner relationships;
     o technical difficulties or "bugs" affecting the operation of our software;
     o    foreign currency exchange rate fluctuations; and
     o    general economic conditions.

FAILURE OF THE MARKET TO ACCEPT OUR TECHNOLOGY WOULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND THE PRICE OF OUR ORDINARY SHARES COULD DECLINE. Our products are based on complex technologies, including sophisticated algorithms and models which we have developed to address complex scheduling and troubleshooting issues in the service industry. Although our products are currently being used in the service industry, and we believe our technologies address these issues, the methods we have chosen have not yet been widely accepted by the service industry. We cannot predict whether our products will be widely

--------------------------------------------------------------------------------
                                                                         PAGE 17
accepted by the service industry. Failure of the market to accept our technology would adversely affect demand for our products. In addition, we participate in an industry with an inherently high failure rate and we cannot assure you that our clients will achieve success when using our products and services. Any publicized performance problems relating to our products or those of our competitors could also slow client adoption of our products. Moreover, to the extent that we are associated with unsuccessful client projects, even if due to factors beyond our control, our reputation and competitive position in our industry could be materially and adversely affected.

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

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL COULD AFFECT OUR ABILITY TO COMPETE AND OUR ABILITY TO ATTRACT ADDITIONAL KEY PERSONNEL MAY BE IMPAIRED. We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. Mr. Shimon Rojany, our CFO, recently announced his upcoming retirement. Mr. Rojany is committed to continuing his services for as long as required to ensure a smooth transition. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with, among others, Dr. BenBassat, Mr. Rojany, and Mr. Corey Leibow, our Chief Operating Officer. Although these agreements request

--------------------------------------------------------------------------------
                                                                         PAGE 18
sixty days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete. In addition, given the decline in our share price and the volatility of the stock market, we believe that the prospective employees that we target may perceive that the share option component of our compensation packages is not valuable. Consequently, we may have difficulty hiring our desired numbers of key personnel. Moreover, even if we are able to attract key personnel, the resources required to attract and retain such personnel may adversely affect our operating results.

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

--------------------------------------------------------------------------------
                                                                         PAGE 19

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

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES. Our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. For example, we offer Windows NT versions of our products due to the market acceptance of Windows NT over the last several years. While we interface smoothly with UNIX systems, we currently do not provide Unix versions of our software. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and continue to make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future, which could impair our revenue and operating results.

OUR PRODUCTS COULD BE SUSCEPTIBLE TO ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, LIABILITY OR DELAYED OR LIMITED MARKET ACCEPTANCE. Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, some of our products have contained errors and defects, which have delayed implementation or required us to expend additional resources to correct the problems. Despite internal testing and testing by current and potential clients, and despite the history of use by our installed base of customers, our current and future products may contain as yet undetected serious defects or errors. Any such defects or errors could result in lost revenues, liability or a delay in market acceptance of these products, any of which would have a material adverse effect on our business, operating results and financial condition.

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

--------------------------------------------------------------------------------
                                                                         PAGE 20

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

--------------------------------------------------------------------------------
                                                                         PAGE 21

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

--------------------------------------------------------------------------------
                                                                         PAGE 22

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

PROPOSED TAX REFORM IN ISRAEL MAY REDUCE OUR TAX BENEFITS. On May 4, 2000, a committee chaired by the Director General of the Israeli Ministry of Finance issued a report recommending a sweeping reform in the Israeli system of taxation. The proposed reform would significantly alter the taxation of individuals and would also affect corporate taxation. In particular, the proposed reform would reduce but not eliminate the tax benefits available to approved enterprises such as ours. The Israeli cabinet has approved the recommendation in principle, but implementation of the reform requires legislation by Israel's Knesset. We

--------------------------------------------------------------------------------
                                                                         PAGE 23
cannot be certain whether the proposed reform will be adopted, when it will be adopted or what form any reform will ultimately take or what effect it will have on our company.

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

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED. We believe that our current cash balances will be sufficient to fund our expenses until we reach profitability. However, we cannot assure you that we will attain sufficient revenues to achieve or maintain profitability, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers. We may need to raise additional capital to finance our operations or for strategic purposes, and we may do so by selling additional equity or debt securities or by increasing the size of our credit facility. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible

--------------------------------------------------------------------------------
                                                                         PAGE 24
debt securities could result in additional dilution to our shareholders. In addition, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results. If the economy continues to weaken or, for any other reason, we are unable to meet our business goals, we may have to raise additional funds to respond to business contingencies and may include the need to:

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

--------------------------------------------------------------------------------
                                                                         PAGE 25

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


--------------------------------------------------------------------------------
                                                                         PAGE 26

                                              YEAR OF MATURITY

                                     2001     2002     2003    AFTER 2003     TOTAL CARRYING VALUE
                                               (dollars in thousands)
Cash and equivalents                 5,050      -        -         -                 5,050
  Average interest rate              4.6%       -        -         -                 4.6%
Commercial Papers                    1,587      -        -         -                 1,587
  Average interest rate              5.1%       -        -         -                 -
Corp Bonds                           1,216      -        -         -                 1,216
  Average interest rate              5.6%       -        -         -                 5.6%
Euro Dollar Bonds                    4,111      -        -         -                 4,111
  Average interest rate              5.9%       -        -         -                 5.9%
Taxable Auction Securities           1,000      1,600    -         -                 2,600
  Average interest rate              5.4%       -        -         -                 5.4%
Asset backed Securities              3,306      -        -         -                 3,306
  Average interest rate              6.7%       -        -         -                 6.7%

Bank Loan                            60         15       -         -                 75
  Average interest rate              L+1%       L+1%     -         -                 L+1%
N.I.S indexed loans                  12         4        1         -                 17
  Average interest rate              9.7%       9.7%     9.7%      -                 9.7%

Leases US$                           7          7        8         -                 22
  Average interest rate              7.1%       7.1%     7.1%      -                 7.1%
Leases GBP                           85         35       12        4                 136
  Average interest rate              9.8%       9.3%     5.5%      5.5%              9.2%



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

--------------------------------------------------------------------------------
                                                                         PAGE 27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibit Number   Description

        99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b) Reports on Form 8 - K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2001.


--------------------------------------------------------------------------------
                                                                         PAGE 28

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                         (Registrant)

                                         BY: /S/ SHMUEL ARVATZ
                                             -----------------
                                         Shmuel Arvatz
                                         Executive Vice President and
                                         Chief Financial Officer

Date:  February 27, 2003


--------------------------------------------------------------------------------
                                                                         PAGE 29

                                 CERTIFICATIONS


       I, Moshe BenBassat, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of ClickSoftware Technologies Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


February 27, 2003
                                         By: /s/ Moshe BenBassat
                                             ----------------------
                                         Moshe BenBassat
                                         Chairman and Chief Executive Officer


--------------------------------------------------------------------------------
                                                                         PAGE 30

       I, Shmuel Arvatz, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of ClickSoftware Technologies Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


February 27, 2003
                                         By: /s/ Shmuel Arvatz
                                             --------------------
                                         Shmuel Arvatz
                                         Executive Vice President and
                                         Chief Financial Officer


--------------------------------------------------------------------------------
                                                                         PAGE 31