Form 10-Q/A
period 2001-06-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-02-27
CIK 1105841

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          ------------------------------------------------------------

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

     As of June 30, 2001, there were 26,201,118 shares of the Registrant's common stock, par value 0.02 NIS, outstanding.

                                EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q (EXCLUDING "FACTORS THAT MAY AFFECT FUTURE RESULTS") SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000, TO MAKE A REVISION TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES", TO INCLUDE DISCLOSURE REGARDING "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS" IN ITEM 4 OF PART II AND TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF JUNE 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.


                                       ClickSoftware Technologies Ltd.

                                                 FORM 10-Q/A

                                     FOR THE QUARTER ENDED June 30, 2001


PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
     (a)    Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..............  3

     (b)    Condensed Consolidated Statements of Operations for the Three and Six Months Ended
            June 30, 2001 and June 30, 2000..............................................................  4

     (c)    Condensed Consolidated Statements of Cash Flows for Six Months Ended June 30, 2001 and
            June 30, 2000................................................................................  6

     (d)    Notes to Condensed Consolidated Financial Statements.........................................  7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........ 15

Item 3.     Quantitative and Qualitative Disclosures About Market Risks.................................. 30


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings............................................................................ 33

Item 2.     Changes in Securities and Use of Proceeds.................................................... 33

Item 4.     Submission of Matters to a Vote of Security Holders.......................................... 33

Item 6.     Exhibits and Reports on Form 8-K............................................................. 33

Signatures............................................................................................... 34

Exhibit 99.1............................................................................................. 37

Exhibit 99.2 ............................................................................................ 38


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       CLICKSOFTWARE TECHNOLOGIES LTD.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           JUNE 30,                   DECEMBER 31,
                                                                             2001                         2000
                                                                   ------------------------------------------------------
                                                                         (AS RESTATED                 (AS RESTATED
ASSETS                                                                   SEE NOTE 2)                  SEE NOTE 2)
                                                                         (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 9,387                      $ 4,438
Short-term investments                                                           5,369                       16,878
Trade receivables                                                                3,336                        2,042
Other receivables and prepaid expenses                                           1,888                        1,466
                                                                   ------------------------------------------------------
Total current assets                                                            19,980                       24,824
                                                                   ------------------------------------------------------

Property and equipment, net                                                      3,295                        3,295
Severance pay deposits                                                             572                          526

                                                                   ------------------------------------------------------
Total assets                                                                  $ 23,847                     $ 28,645
                                                                   ------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                  $  79                       $  146
Accounts payable and accrued expenses                                            3,397                        3,153
Deferred revenues                                                                  102                          127
                                                                   ------------------------------------------------------
       Total current liabilities                                                 3,578                        3,426
                                                                   ------------------------------------------------------

LONG-TERM LIABILITIES
   Long-term debt                                                                   64                          103
   Accrued severance pay                                                         1,372                        1,343
                                                                   ------------------------------------------------------
       Total long-term liabilities                                               1,436                        1,446
                                                                   ------------------------------------------------------
       Total liabilities                                                         5,014                        4,872
                                                                   ------------------------------------------------------

SHAREHOLDERS' EQUITY:

Ordinary shares of NIS 0.02 par value:
Authorized -- 100,000,000 as of June 30, 2001 and December 31,                     101                          100
   2000 ; Issued and outstanding - 26,201,118 as of June 30,
   2001 and 26,064,539 as of December 31, 2000.
Additional paid-in capital                                                      69,288                       69,169
Deferred stock compensation                                                       (875)                      (1,120)
Accumulated deficit                                                            (49,681)                     (44,376)
                                                                   ------------------------------------------------------
       Total shareholders' equity                                               18,833                       23,773
                                                                   ------------------------------------------------------

       Total liabilities and shareholders' equity                             $ 23,847                     $ 28,645
                                                                   ------------------------------------------------------

       The accompanying notes are an integral part of these condensed consolidated financial statements


                                       CLICKSOFTWARE TECHNOLOGIES LTD.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                 (UNAUDITED)

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                        2001                2000
                                                                                 ----------------------------------------
                                                                                   (As Restated and   (As Restated and
                                                                                    Reclassified -     Reclassified -
                                                                                    see Note 2)        see Note 2)
Revenues:
  Software license                                                                       $     1,943         $     2,178
  Services                                                                                     2,161               1,271
                                                                                 ----------------------------------------
     Total revenues                                                                            4,104               3,449
Cost of revenues:
  Software license                                                                               182                  69
  Services                                                                                     1,638               1,385
     Total cost of revenues                                                                    1,820               1,454
                                                                                 ----------------------------------------
     Gross profit                                                                              2,284               1,995
                                                                                 ----------------------------------------
Operating expenses:
  Research and development expenses, net                                                         685               1,341
  Selling and marketing expenses                                                               3,448               3,054
  General and administrative expenses                                                            962                 804
  Amortization of deferred Stock-based compensation (1)                                           16                 355
                                                                                 ----------------------------------------
     Total operating expenses                                                                  5,111               5,554
                                                                                 ----------------------------------------
     Operating loss                                                                          (2,827)             (3,559)
Interest and other income, net                                                                   137                 (6)
                                                                                 ----------------------------------------
     Net loss                                                                           $    (2,690)        $    (3,565)
Basic and diluted net loss per share                                                    $     (0.11)        $     (0.18)
Shares used in computing basic and diluted net loss per
share                                                                                     25,096,522          20,266,454


(1)  Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                             THREE MONTHS ENDED
                                                                                                  June 30,
                                                                                 ----------------------------------------
                                                                                         2001                  2000
                                                                                 ----------------------------------------
Cost of revenues                                                                           $1                   $32
esearch and development expenses                                                            2                    50
Selling and marketing expenses                                                              2                    50
General and administrative expenses                                                        11                   223
                                                                                 ----------------------------------------
Total                                                                                    $ 16                  $355
                                                                                 ----------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements


                                       CLICKSOFTWARE TECHNOLOGIES LTD.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                 (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    2001                2000
                                                                             ---------------------------------------
                                                                              (As Restated and    (As Restated and
                                                                                Reclassified -      Reclassified -
                                                                                see Note 2)         see Note 2)
Revenues:
  Software license                                                                   $     4,947        $     3,470
  Services                                                                                 3,487              2,602
                                                                             ---------------------------------------
     Total revenues                                                                        8,434              6,072
Cost of revenues:
  Software license                                                                           424                201
  Services                                                                                 3,087              2,633
     Total cost of revenues                                                                3,511              2,834
                                                                             ---------------------------------------
     Gross profit                                                                          4,923              3,238
Operating expenses:
  Research and development expenses, net                                                   1,659              2,405
  Selling and marketing expenses                                                           6,824              6,140
  General and administrative expenses                                                      1,734              1,623
  Reorganization expenses                                                                    294                  -
   Amortization of deferred stock-based compensation (1)                                     187                710
                                                                             ---------------------------------------
     Total operating expenses                                                             10,698             10,878
                                                                             ---------------------------------------
     Operating loss                                                                      (5,775)            (7,640)
Interest and other income, net                                                               470                (1)
                                                                             ---------------------------------------
     Net loss                                                                       $    (5,305)       $    (7,641)
                                                                             =======================================
Basic and diluted net loss per share                                                $     (0.21)       $     (0.38)
                                                                             =======================================
Shares used in computing basic and diluted net loss per share                         25,037,092         19,884,040
                                                                             =======================================

1) Amortization of deferred Stock-based compensation would be further classified as follows:

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    2001                2000
                                                                             ---------------------------------------
Cost of revenues                                                                      $8                 $64
Research and development expenses                                                     24                 100
Selling and marketing expenses                                                        24                 100
General and administrative expenses                                                  131                 446
                                                                             ---------------------------------------
Total                                                                                187                 710
                                                                             ---------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       CLICKSOFTWARE TECHNOLOGIES LTD.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30
                                                                                           2001                 2000
                                                                                 -----------------------------------------
                                                                                       (As Restated -       (As Restated -
                                                                                        See Note 2)          See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      (5,305)             (7,641)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                                    385                 309
  Amortization of deferred compensation                                                           187                 710
  Unrealized gain from investments                                                                319                   -
  Severance pay, net                                                                             (17)                 218
Changes in operating assets and liabilities:
  Trade receivables                                                                           (1,294)                 924
  Other receivables and other prepaid expenses                                                  (422)               (503)
  Accounts payable and accrued expenses                                                           244                 900
  Deferred revenues                                                                              (25)               (941)
  Change in investments, net                                                                   11,190                   -
                                                                                 -----------------------------------------
Net cash provided by (used in) operating activities                                             5,262             (6,024)
                                                                                 -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment                                                                          (385)             (1,498)
                                                                                 -----------------------------------------
Net cash used in investing activities                                                           (385)             (1,498)
                                                                                 -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt                                                                     (67)               (147)
Repayment of long-term debt                                                                      (39)                (73)
Net proceeds from issuance of Ordinary shares                                                       -              24,875
Net proceeds from warrants exercised                                                                -                 579
Employee options exercised                                                                        178                 396
                                                                                 -----------------------------------------

Net cash provided by financing activities                                                          72              25,630
                                                                                 -----------------------------------------

Increase in cash and cash equivalents                                                           4,949              18,108
Cash and cash equivalents at beginning of period                                                4,438               7,838
                                                                                 -----------------------------------------

Cash and cash equivalents at end of period                                                      9,387              25,946
                                                                                 -----------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2001 AND JUNE 30, 2000)

1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2000 that are included in ClickSoftware's Form 10-K/A for 2001 filed with the Securities and Exchange Commission on January 24, 2003. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2001.

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

     The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $386,000 and $141,000 for the six and three months ended June 30, 2001, respectively, and $198,000 and $110,000 for the six and three months ended June 30, 2000, respectively.

     The impact of the adjustments on the financial statements of the Company is set forth below.


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    AS OF JUNE 30, 2001
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE SHEET:

                                                             DECEMBER 31,           EFFECT OF            DECEMBER 31,
                                                                 2000               RESTATEMENT              2000
                                                          ---------------------------------------------------------------
                                                            (AS PREVIOUSLY                              (AS RESTATED)
ASSETS                                                        REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                              $4,438                                     $4,438
Short-term investments                                                 16,878                                     16,878
Trade receivables, net                                                  4,375              (2,333)                 2,042
Other receivables and prepaid expenses                                  1,466                                      1,466

                                                          ---------------------------------------------------------------
          Total current assets                                         27,157              (2,333)                24,824

Property and equipment, net                                             3,772                (477)                 3,295
Severance pay deposits                                                    526                                        526
                                                          ---------------------------------------------------------------
          Total assets                                                $31,455             $(2,810)               $28,645
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                         $146                                       $146
Accounts payable and accrued expenses                                   3,274                (121)                 3,153
Deferred revenues                                                         127                                        127
                                                          ---------------------------------------------------------------
       Total current liabilities                                        3,547                (121)                 3,426
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                           103                                        103
Accrued severance pay                                                   1,343                                      1,343
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,446                                      1,446
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,993                (121)                 4,872
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                   101                                         100
Additional paid-in capital                                            69,169                                      69,169
Deferred stock compensation                                          (1,120)                                     (1,120)
Accumulated deficit                                                 (41,687)               (2,689)              (44,376)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                     26,462               (2,689)                23,773
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                           $31,455              $(2,810)               $28,645
                                                          ===============================================================


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    AS OF JUNE 30, 2001
                                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                                        (UNAUDITED)

BALANCE SHEET:

                                                               JUNE 30,             EFFECT OF              JUNE 30,
                                                                 2001               RESTATEMENT              2001
                                                          ---------------------------------------------------------------
                                                            (AS PREVIOUSLY                              (AS RESTATED)
ASSETS                                                        REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                              $9,387                                     $9,387
Short-term investments                                                  5,369                                      5,369
Trade receivables, net                                                  6,564              (3,228)                 3,336
Other receivables and prepaid expenses                                  1,888                                      1,888

                                                          ---------------------------------------------------------------
          Total current assets                                         23,208              (3,228)                19,980

Property and equipment, net                                             3,846                (551)                 3,295
Severance pay deposits                                                    572                                        572
                                                          ---------------------------------------------------------------
          Total assets                                                $27,626             $(3,779)              $ 23,847
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                          $79                                        $79
Accounts payable and accrued expenses                                   3,555                (158)                 3,397
Deferred revenues                                                         102                                        102
                                                          ---------------------------------------------------------------
       Total current liabilities                                        3,736                (158)                 3,578
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                            64                                         64
Accrued severance pay                                                   1,372                                      1,372
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,436                                      1,436
                                                          ---------------------------------------------------------------
       Total liabilities                                                5,172                (158)                 5,014
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                   101                                         101
Additional paid-in capital                                            69,288                                      69,288
Deferred stock compensation                                            (875)                                       (875)
Accumulated deficit                                                 (46,060)               (3,621)              (49,681)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                     22,454               (3,621)                18,833
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                           $27,626              $(3,779)               $23,847
                                                          ===============================================================


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              FOR PERIOD ENDED JUNE 30, 2001
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                                   THREE MONTHS ENDED JUNE 30,
STATEMENT OF OPERATIONS:
                                                2001                 2001                2001                 2001
                                     -------------------------------------------------------------------------------------
                                           (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF         (AS RESTATED AND
Revenues:                                     REPORTED)           RESTATEMENT)      RECLASSFICATION))      RECLASSIFIED)
  Software license fees                              $2,883                (940)                                   $1,943
  Services                                            2,161                                                         2,161
                                     -------------------------------------------------------------------------------------
           Total revenues                             5,044                (940)                                    4,104
                                     -------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      138                 (37)                 81                   182
  Services                                            1,578                                      60                 1,638
                                     -------------------------------------------------------------------------------------
     Total cost of revenues                           1,716                 (37)                141                 1,820
                                     -------------------------------------------------------------------------------------
     Gross profit                                     3,328                (903)              (141)                 2,284
                                     -------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                     685                                                           685
  Selling and marketing expenses                      3,646                 (57)              (141)                 3,448
  General and administrative
expenses                                                962                                                           962
  Amortization of deferred
Stock-based compensation                                 16                                                            16
                                     -------------------------------------------------------------------------------------
     Total operating expenses                         5,309                 (57)              (141)                 5,111
                                     -------------------------------------------------------------------------------------
     Operating loss                                 (1,981)                (846)                  -               (2,827)
Interest and other income, net                          137                                                           137
                                     -------------------------------------------------------------------------------------
     Net loss                                      $(1,844)                (846)                                 $(2,690)
                                     -------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.07)                                                       $(0.11)
                                     -------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,096,522                                                    25,096,522
                                     -------------------------------------------------------------------------------------


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR PERIOD ENDED JUNE 30, 2001
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
STATEMENT OF OPERATIONS:
                                                2001                 2001                2001                 2001
                                     -------------------------------------------------------------------------------------
                                           (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF         (AS RESTATED AND
Revenues:                                     REPORTED)           RESTATEMENT)      RECLASSFICATION))      RECLASSIFIED)
  Software license fees                              $5,986           $(1,039)                                     $4,947
  Services                                            3,574               (87)                                      3,487
                                     -------------------------------------------------------------------------------------
     Total revenues                                   9,560            (1,126)                                      8,434
                                     -------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      212               (37)                   249                  424
  Services                                            2,950                                      137                3,087
                                     -------------------------------------------------------------------------------------
     Total cost of revenues                           3,162               (37)                   386                3,511
                                     -------------------------------------------------------------------------------------
     Gross profit                                     6,398            (1,089)                 (386)                4,923
                                     -------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                   1,659                                                         1,659
  Selling and marketing expenses                      7,312              (102)                 (386)                6,824
  General and administrative
expenses                                              1,789               (55)                                      1,734
  Reorganization expenses                               294                                                           294
    Amortization of deferred
Stock-based compensation                                187                                                           187
                                     -------------------------------------------------------------------------------------
     Total operating expenses                        11,241              (157)                 (386)               10,698
                                     -------------------------------------------------------------------------------------
     Operating loss                                 (4,843)              (932)                     -              (5,775)
Interest and other income, net                          470                                                           470
                                     -------------------------------------------------------------------------------------
     Net loss                                      $(4,373)              (932)                                   $(5,305)
                                     -------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.17)                                                       $(0.21)
                                     -------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,037,092                                                    25,037,092
                                     -------------------------------------------------------------------------------------


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR PERIOD ENDED JUNE 30, 2001
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,
STATEMENT OF OPERATIONS:
                                                 2000                2000                2000                 2000
                                     -------------------------------------------------------------------------------------
                                           (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF         (AS RESTATED AND
Revenues:                                     REPORTED)           RESTATEMENT)      RECLASSFICATION))      RECLASSIFIED)
  Software license fees                              $2,960                (782)                                  $2,178
  Services                                            1,348                 (77)                                   1,271
                                     ------------------------------------------------------------------------------------
           Total revenues                             4,308                (859)                                   3,449
                                     ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                       23                 (30)                 76                   69
  Services                                            1,351                                      34                1,385
                                     ------------------------------------------------------------------------------------
     Total cost of revenues                           1,374                 (30)                110                1,454
                                     ------------------------------------------------------------------------------------
     Gross profit                                     2,934                (829)              (110)                1,995
                                     ------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                   1,341                                                        1,341
  Selling and marketing expenses                      3,164                                   (110)                3,054
  General and administrative
expenses                                                804                                                          804
  Amortization of deferred
Stock-based compensation                                355                                                          355
                                     ------------------------------------------------------------------------------------
     Total operating expenses                         5,664                    -              (110)                5,554
                                     ------------------------------------------------------------------------------------
     Operating loss                                 (2,730)                (829)                  -              (3,559)
Interest and other income, net                          (6)                                                          (6)
                                     ------------------------------------------------------------------------------------
     Net loss                                      $(2,736)                (829)                                $(3,565)
                                     ------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.04)                                                      $(0.18)
                                     ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       20,266,454                                                   20,266,454
                                     ------------------------------------------------------------------------------------


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR PERIOD ENDED JUNE 30, 2001
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
STATEMENT OF OPERATIONS:
                                                2000                 2000                2000                 2000
                                     -------------------------------------------------------------------------------------
                                           (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF         (AS RESTATED AND
Revenues:                                     REPORTED)           RESTATEMENT)      RECLASSFICATION))      RECLASSIFIED)
  Software license fees                              $5,086           $(1,616)                                     $3,470
  Services                                            2,733              (131)                                      2,602
                                     -------------------------------------------------------------------------------------
     Total revenues                                   7,819            (1,747)                                      6,072
                                     -------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      133               (61)                   129                  201
  Services                                            2,564                                       69                2,633
                                     -------------------------------------------------------------------------------------
     Total cost of revenues                           2,697               (61)                   198                2,834
                                     -------------------------------------------------------------------------------------
     Gross profit                                     5,122            (1,686)                 (198)                3,238
                                     -------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                   2,405                                                         2,405
  Selling and marketing expenses                      6,338                                    (198)                6,140
  General and administrative
expenses                                              1,756              (133)                                      1,623
    Amortization of deferred
Stock-based compensation                                710                                                           710
                                     -------------------------------------------------------------------------------------
     Total operating expenses                        11,209              (133)                 (198)               10,878
                                     -------------------------------------------------------------------------------------
     Operating loss                                 (6,087)            (1,553)                     -              (7,640)
Interest and other income, net                          (1)                                                           (1)
                                     -------------------------------------------------------------------------------------
     Net loss                                      $(6,088)            (1,553)                                   $(7,641)
                                     -------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.31)                                                       $(0.38)
                                     -------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       19,884,040                                                    19,884,040
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

The effects of foreign currency exchange rates on our results of operations for the years ended December 31, 1999, 2000 and the six months of 2001 were immaterial.

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income and the Israeli tax rate discussed below. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

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

Our recognition of revenue requires judgments and estimates, which may significantly impact our consolidated financial statements.

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


RECENT ACCOUNTING PRONOUNCEMENTS
NONE.

RESULTS OF OPERATIONS

Our operating results for each of the three and six months ended June 30, 2001 and 2000, expressed as a percentage of revenues are as follows:

                                                      ----------------------------------------------------------------------
                                                                 THREE MONTHS                         SIX MONTHS
                                                                    JUNE 30                            JUNE 30
                                                      ----------------------------------------------------------------------
                                                             2001             2000              2001              2000
                                                      ----------------------------------------------------------------------
                                                        (AS RESTATED      (AS RESTATED      (AS RESTATED      (AS RESTATED
                                                            AND               AND                AND               AND
                                                        RECLASSIFIED)     RECLASSIFIED)     RECLASSIFIED)     RECLASSIFIED)
                                                      ----------------------------------------------------------------------
Revenues:
  Software license                                               47%              63%               59%               57%
  Services                                                       53%              37%               41%               43%
                                                      ----------------------------------------------------------------------
     Total revenues                                             100%             100%              100%              100%
Cost of revenues:
  Software license                                                4%               2%                5%                3%
  Services                                                       40%              40%               37%                43
     Total cost of revenues                                      44%              42%               42%               47%
                                                      ----------------------------------------------------------------------
     Gross profit                                                56%              58%               58%               53%
                                                      ----------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                         17%              39%               20%               39%
  Selling and marketing expenses                                 84%              89%               81%              101%
  General and administrative expenses                            24%              23%               20%               27%
Reorganization expenses                                            -                -                3%                 -
   Amortization of deferred Stock-based compensation               -              10%                2%               12%
                                                      ----------------------------------------------------------------------
     Total operating expenses                                   125%             161%              126%              179%
     Operating loss                                            (69%)           (103%)             (68%)            (126%)
Interest and other income, net                                    3%                -                5%                 -
                                                      ----------------------------------------------------------------------
     Net loss                                                  (66%)           (103%)             (63%)            (126%)
                                                      ======================================================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (As restated and reclassified)

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

The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses:
$386,000 and $141,000 for the six and three months ended June 30, 2001, respectively and $198,000 and $110,000 for the six and three months ended June 30, 2000, respectively.

REVENUES: Company revenues increased $0.7 million or 19% to $4.1 million for the three months ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000.

SOFTWARE LICENSE: Software license revenues were $1.9 million or 47% of total revenues for the three months ended June 30, 2001, and $2.2 million or 63% of total revenues for the three months ended June 30, 2000. The decrease in license revenue was primarily due to fewer licenses sold because the general state of the economy and the general decline of orders in the software sector.

SERVICES: Services revenues were $2.2 million or 53% of revenues for the three months ended June 30, 2001, and $1.3 million or 37% of total revenue in the three months ended June 30, 2000. The increase in services revenues was primarily due to the increased professional services fees in connection with implementation for ten of our clients going into production during the second quarter of 2001.

COST OF REVENUES: Cost of revenues were $1.8 million or 44% of revenues for the three months ended June 30, 2001, and $1.5 million or 42% of revenues for the three months ended June 30, 2000. The increase in the cost of revenues was due to increased professional services fees in connection with implementation clients going into production during the second quarter of 2001.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $182,000 or 4% of total revenues for the three months ended June 30, 2001 and, $69,000 or 2% of revenues for the three months ended June 30, 2000. The increase in the cost of software licenses is due to the costs associated with the sale of third parties' licenses.

COST OF SERVICES: Cost of services revenues was $1.6 million or 40% of revenues for the three months ended June 30, 2001, and $1.4 million or 40% of revenues for the three months ended June 30, 2000.

GROSS PROFIT: Gross profit as a percentage of revenues was 56% for the three months ended June 30, 2001 as compared to 58% for the three months ended June 30, 2000. The decrease in the gross margin is due to the change in the mix between license and services revenues.

OPERATING EXPENSES: Total operating expenses were $5.1 million or 125% of revenues for the three months ended June 30, 2001, and $5.6 million or 161% of revenues for the three months ended June 30, 2000. This reduction in operating expenses was due to cost controls implemented during the second quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $685,000 or 17% of revenues for the three months ended June 30, 2001, and $1.3 million or 39% of revenues for the three months ended June 30, 2000. For the second quarter of 2001 we recognized a research and development grant from Israel's Chief Scientist in the amount of $471,000 compared to none recognized for the three months ended June 30,2000. The decrease in both absolute and percentage terms is primarily due to the recognition of the grant from the Israel's Chief Scientist which was approved for the second quarter of 2001 and is also due to the temporary transfer of R&D software engineers to the Professional Services division to support the implementation process with several European customers.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3.4 million or 84% of revenues for the three months ended June 30, 2001, and $3.1 million or 89% of revenues for the three months ended June 30, 2000. The absolute increase in selling and marketing expenses was due to additional sales efforts related to the expansion of our salesforce, which resulted in an increase in personnel related costs as well as additional marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $962,000 or 24% of revenues for the three months ended June 30, 2001, and $804,000 or 23% of revenues for the three months ended June 30, 2000.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation for the three months ended June 30, 2001 amounted to $16,000 of previously recorded deferred compensation. Stock-based compensation for the three months ended June 30, 2000 amounted to $355,000. The decrease in share-based compensation is due to the termination of options associated with the corporate restructuring for the first quarter on 2001.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(As restated and reclassified)

REVENUES: Company revenues increased $2.4 million or 39% to $8.4 million for the six months ended June 30, 2001 from $6.0 million for the six months ended June 30, 2000.

SOFTWARE LICENSE: Software license revenues were $4.9 million or 59% of total revenues for the six months ended June 30, 2001, and $3.5 million or 57% of total revenues for the six months ended June 30, 2000. The increase in license revenue was primarily due new license agreements with several customers for the first quarter of 2001.

SERVICES: Services revenues were $3.5 million or 41% of revenues for the six months ended June 30, 2001, and $2.6 million or 43% of total revenue for the six months ended June 30, 2000. The increase in services revenues was primarily due to the increased professional services fees in connection with implementation for new clients going into production during the first part of 2001.

COST OF REVENUES: Cost of revenues were $3.5 million or 42% of revenues for the six months ended June 30, 2001, and $2.8 million or 47% of revenues for the six months ended June 30, 2000. The increase in the cost of revenues on absolute basis was due to increased deployment of clients and due to an increase in royalties paid.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $424,000 or 5% of total revenues for the six months ended June 30, 2001 and, $201,000 or 3% of revenues for the six months ended June 30, 2000. The increase in the cost of software licenses was primarily due to an increase in royalties paid and to the costs associated with the sale of third parties' licenses.

COST OF SERVICES: Cost of services revenues was $3.1 million or 37% of revenues for the six months ended June 30, 2001, and $2.6 million or 43% of revenues for the six months ended June 30, 2000. The increase in cost of service and maintenance was primarily due to the increased deployment costs resulting from ten of our clients going into production during the second quarter of 2001.

GROSS PROFIT: Gross profit as a percentage of revenues was 58% for the six months ended June 30, 2001 as compared to 53% for the six months ended June 30, 2000.

OPERATING EXPENSES: Total operating expenses were $10.7 million or 126% of revenues for the six months ended June 30, 2001, and $10.9 million or 179% of revenues for the six months ended June 30, 2000. The reduction in operating expenses as a percent of revenues was due to due to increase of revenues by $2.4 from the six months ended June 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $1.7 million or 20% of revenues for the six months ended June 30, 2001, and $2.4 million or 39% of revenues for the six months ended June 30, 2000. For the six months ended June 30, 2001, we recognized a research and development grant from Israel's Chief Scientist in the amount of $637,000. For the six months ended June 30, 2000, we recognized $87,000 of such grant. Additionally, overall research and development costs also declined as a result of the temporary transfer of R&D software engineers to the Professional Services division to support the implementation process with several European customers.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $6.8 million or 81% of revenues for the six months ended June 30, 2001, and $6.1 million or 101% of revenues for the six months ended June 30, 2000. The absolute increase in sales and marketing expenses was due to additional sales and marketing efforts related to the expansion of our salesforce, which resulted in an increase in personnel related costs as well as additional marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.7 million or 20% of revenues for the six months ended June 30, 2001, and $1.6 million or 27% of revenues for the six months ended June 30, 2000. REORGANIZATION EXPENSES: Reorganization expenses were $294,000 or 3% of revenues for the six months ended June 30, 2001. There were no reorganization expenses for the six months ended June 30, 2000.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation for the six months ended June 30, 2001 amounted to $0.2 million of previously recorded deferred compensation. Stock-based compensation for the six months ended June 30, 2000 amounted to $0.7 million. The decrease in stock-based compensation is due to the to termination of options associated with the corporate restructuring for the first quarter on 2001.

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

Net cash provided (used) in the company's operating activities primarily consisted of net losses for the period and changes in short term investment before non-cash expenses primarily consisting of deferred compensation, unrealized gains from investments and depreciation, in addition to net changes in trade receivables, prepaid expenses and changes in accounts payable. For the six months ended June 30, 2001, cash provided by operations was $5.3 million, comprised of our net loss of $5.3 million, an increase in trade receivables of $1.3 million, increase in other receivables of $0.4 million, increase in accounts payable of $0.2 million, decrease in deferred revenue of $25,000, a decrease in short term investments of $11.2 million partially offset by non-cash charges of $0.9 million. For the six months ended June 30, 2000, cash used in operations was $6.0 million, comprised of our net loss of $7.6 million, a decrease in trade receivables of $0.9 million, increase in other receivables of $0.5 million, increase in accounts payable of $0.9 million, decrease in deferred revenue of $0.9 million, partially offset by non-cash charges of $1.2 million.

Net cash provided in investing activities for the six months ended June 30, 2001 was $385,000, and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities the six months ended June 30, 2000 was $1.5 million which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

Net cash provided by financing activities during the six months ended June 30, 2001 was $72,000 and $25.6 million for the six months ended June 30, 2000. In June 2000, the Company completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $28.3 million (net of underwriters discount and issuance expenses).

As of June 30, 2001 we had outstanding trade receivables of approximately $3.3 million. Our trade receivables typically have 30 to 60 day terms; although we have also negotiated longer payment plans with some of our clients. As of June 30, 2001 our DSO (Days Sales Outstanding) was 73 days.

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

FAILURE TO FULLY DEVELOP OR MAINTAIN KEY BUSINESS RELATIONSHIPS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL LICENSES, WHICH COULD DECREASE OUR REVENUES AND INCREASE OUR SALES AND MARKETING COSTS. We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain business relationships with software vendors, resellers, systems integrators, distribution partners and customers. If we fail to continue developing these relationships, our growth could be limited. We have entered into agreements with third parties relating to the integration of our products with their product offerings, distribution, reselling and consulting. We are deriving revenues from these agreements but we may not be able to derive significant revenues in the future from these agreements. In addition, our growth may be limited if prospective clients do not accept the solutions offered by our strategic partners.

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


                                     YEAR OF MATURITY

                                  2001     2002    2003     AFTER 2003    TOTAL CARRYING VALUE
                                 (dollars in thousands)
Cash and equivalents               7,142     -       -            -               7,142
  Average interest rate             3.9%     -       -            -                3.9%
Commercial Papers                1,17517     -       -            -               1,175
  Average interest rate            3.75%     -       -            -               3.75%
Corp Bonds                         1,207     -       -            -                1207
  Average interest rate             5.5%     -       -            -                5.5%
Euro Dollar Bonds                  1,118     -       -            -               1,118
  Average interest rate             4.0%     -       -            -                4.0%
Taxable Auction Securities        1,6000     -       -            -               1,600
  Average interest rate             3.9%     -       -            -                3.9%
Asset backed Securities            2,007   507       -            -               2,514
  Average interest rate             3.8%  3.7%       -            -               3.75%

Bank Loan                             30    30       -            -                  60
  Average interest rate             L+1%  L+1%       -            -                L+1%
N.I.S indexed loans                    7     5       2            -                  14
  Average interest rate             9.7%  9.7%    9.7%            -                9.7%

Leases US$                             5     7       8            -                  20
  Average interest rate             7.1%  7.1%    7.1%            -                7.1%
Leases GBP                            22    21       6            -                  49
  Average interest rate             6.5%  6.5%    6.5%         6.5%                6.5%

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

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        Exhibit Index

        Exhibit Number           Description

        10.1 Lease made on January 21, 2000 by and between WTA Campbell Technology Park LLC and the Company (previously filed with Form 10-Q for quarterly period ending June 30, 2001 filed on August 14, 2001).

        99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on form 8-K:

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the six months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                         (Registrant)

                                         By:  /s/ SHMUEL ARVATZ
                                         ----------------------
                                         Shmuel Arvatz
                                         Executive Vice President and
                                         Chief Financial Officer

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