Form 10-Q/A
period 2001-09-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-02-27
CIK 1105841

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

           For the transition period from ____________ to ____________

                        Commission File Number: 333-30827
   ---------------------------------------------------------------------------
                         ClickSoftware Technologies Ltd.
             (Exact name of Registrant as specified in its charter)

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

                                EXPLANATORY NOTE
THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q (EXCLUDING "FACTORS THAT MAY AFFECT FUTURE RESULTS") SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND DECEMBER 31, 2000, TO MAKE A REVISION TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" AND TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF SEPTEMBER 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.


                         ClickSoftware Technologies Ltd.

                                   FORM 10-Q/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
     (a) Condensed Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000..........................................................   3

     (b) Condensed Consolidated Statements of Operations for the three and nine
         months ended September 30, 2001 and September 30, 2000.....................   4

     (c) Condensed Consolidated Statements of Cash Flows for nine months ended
         September 30, 2001 and September 30, 2000..................................   5

     (d) Notes to Condensed Consolidated Financial Statements.......................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.......................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risks.................  26


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................................  28

Item 2. Changes in Securities and Use of Proceeds...................................  28

Item 4. Submission of Matters to a Vote of Security Holders.........................  28

Item 6. Exhibits and Reports on Form 8-K............................................  28

Signatures..........................................................................  29

Exhibit 99.1........................................................................  32

Exhibit 99.2........................................................................  33


PART I--FINANCIAL INFORMATION
ITEM 1. Financial Statements

                                            CLICKSOFTWARE TECHNOLOGIES LTD.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                       2001                2000
                                                                              ----------------------------------------
        ASSETS                                                                    (AS RESTATED -      (AS RESTATED -
                                                                                   SEE NOTE 2)         SEE NOTE 2)
                                                                                  (UNAUDITED)
                                                                              ----------------------------------------
        CURRENT ASSETS:
        Cash and cash equivalents                                                        $ 10,004             $ 4,438
        Short-term investments                                                              2,088              16,878
        Trade receivables                                                                   3,075               2,042
        Other receivables and prepaid expenses                                              1,691               1,466
                                                                              ----------------------------------------
                  Total current assets                                                     16,858              24,824

        Property and equipment, net                                                         3,152               3,295
        Severance pay deposits                                                                593                 526
                                                                              ----------------------------------------

                  Total assets                                                           $ 20,603            $ 28,645
                                                                              ========================================

        LIABILITIES AND SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES
        Short-term debt                                                                $       61          $      146
        Accounts payable and accrued expenses                                               2,620               3,153
        Deferred revenues                                                                     227                 127
                                                                              ----------------------------------------
               Total current liabilities                                                    2,908               3,426
                                                                              ----------------------------------------

        LONG-TERM LIABILITIES
           Long-term debt                                                                      57                 103
           Accrued severance pay                                                            1,399               1,343
                                                                              ----------------------------------------
               Total long-term liabilities                                                  1,456               1,446
                                                                              ----------------------------------------
               Total liabilities                                                            4,364               4,872
                                                                              ----------------------------------------

        SHAREHOLDERS' EQUITY:

        Ordinary shares of NIS 0.02 par value:
           Authorized - 100,000,000 as of September 30, 2001 and
           December 31, 2000;
           Issued - 26,202,191 shares as of September 30, 2001 and 26,064,539 shares as of December 31, 2000
           Outstanding -- 26,180,191 shares as of September 30, 2001 and
           26,064,539 shares as of December 31, 2000.

                                                                                              101                 100
        Additional paid-in capital                                                         69,104              69,169
        Deferred stock compensation                                                         (555)             (1,120)
        Treasury stock, at cost:22,000 shares                                                (25)                   -
        Accumulated deficit                                                              (52,386)            (44,376)
                                                                              ----------------------------------------
               Total shareholders' equity                                                  16,239              23,773
                                                                              ----------------------------------------
        Total liabilities and shareholders' equity                                     $   20,603          $   28,645
                                                                              ========================================

The accompanying notes are an integral part of these condensed consolidated financial statements


                                                  CLICKSOFTWARE TECHNOLOGIES LTD.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                            (UNAUDITED)


                                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                               2001               2000               2001              2000
                                                        --------------------------------------------------------------------------
                                                           (As Restated       (As Restated       (As Restated      (As Restated
                                                               and                and                and               and
                                                           Reclassified -     Reclassified -     Reclassified -    Reclassified -
                                                            see Note 2)        see Note 2)        see Note 2)       see Note 2)
                                                        --------------------------------------------------------------------------
Revenues:
  Software license                                            $     2,079            $ 1,316           $ 7,026            $ 4,786
  Services                                                          1,697              1,536             5,184              4,138
                                                        --------------------------------------------------------------------------
     Total revenues                                                 3,776              2,852            12,210              8,924
                                                        --------------------------------------------------------------------------
Cost of revenues:
  Software license                                                    161                135               585                336
  Services                                                          1,287              1,391             4,374              4,024
                                                        --------------------------------------------------------------------------
     Total cost of revenues                                         1,448              1,526             4,959              4,360
                                                        --------------------------------------------------------------------------
     Gross profit                                                   2,328              1,326             7,251              4,564
                                                        --------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                              801                941             2,460              3,346
  Selling and marketing expenses                                    2,966              3,319             9,790              9,459
  General and administrative expenses                               1,242                838             2,976              2,461
  Reorganization expenses                                               -                  -               294                  -
  Amortization of deferred Stock-based compensation (1)               134                277               321                987
                                                        --------------------------------------------------------------------------
     Total operating expenses                                       5,143              5,375            15,841             16,253
                                                        --------------------------------------------------------------------------
     Operating loss                                               (2,815)            (4,049)           (8,590)           (11,689)
Interest and other income, net                                        110                329               580                328
                                                        --------------------------------------------------------------------------
     Net loss                                                   $ (2,705)           $(3,720)         $ (8,010)          $(11,361)
                                                        --------------------------------------------------------------------------
Basic and diluted net loss per share                            $  (0.11)           $ (0.15)         $  (0.32)          $  (0.53)
Shares used in computing basic and diluted net loss
per share                                                      25,154,690         24,699,121        25,070,748         21,554,795


(1) Amortization of deferred stock-based compensation would be further classified as follows:


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 2001             2000          2001           2000
Cost of revenues                                                  $5              $25           $13             $89
                                                        ------------------------------------------------------------------
Research and development expenses                                 17               39            41             139
                                                        ------------------------------------------------------------------
Selling and marketing expenses                                    17               39            41             139
                                                        ------------------------------------------------------------------
General and administrative expenses                               95              174           226             620
                                                        ------------------------------------------------------------------
Total                                                          $ 134            $ 277         $ 321            $987
                                                        ------------------------------------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements


                                             CLICKSOFTWARE TECHNOLOGIES LTD.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)
                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                      2001               2000
                                                                               ----------------------------------------
                                                                                  (As Restated -     (As Restated -
                                                                                    See Note 2)        See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (8,010)           $ (11,361)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                                560                  457
  Amortization of deferred compensation                                                       321                  987
  Unrealized gain from investments                                                            319                (426)
  Severance pay, net                                                                         (11)                  349
Changes in operating assets and liabilities:
  Trade receivables                                                                       (1,033)                1,126
  Other receivables and other prepaid expenses                                              (225)                (658)
  Accounts payable and accrued expenses                                                     (533)                   13
  Deferred revenues                                                                           100                (861)
  Change in investments, net                                                               14,471             (15,092)
                                                                               ----------------------------------------
Net cash provided by (used in) operating activities                                         5,959             (25,466)
                                                                               ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment                                                                      (417)              (2,153)
                                                                               ----------------------------------------
Net cash  (used in) investing activities                                                    (417)              (2,153)
                                                                               ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt                                                                 (76)                (169)
Repayment of long-term debt                                                                  (55)                 (99)
Net proceeds from issuance of Ordinary shares                                                   -               28,343
Net proceeds from warrants exercised                                                            -                  579
Purchase of treasury stock                                                                   (25)                    -
Employee options exercised                                                                    180                  459
                                                                               ----------------------------------------
Net cash provided by financing activities                                                      24               29,113
                                                                               ----------------------------------------
Increase in cash and cash equivalents                                                       5,566                1,494
Cash and cash equivalents at beginning of Period                                            4,438                7,838
                                                                               ----------------------------------------
Cash and cash equivalents at end of period                                               $ 10,004              $ 9,332
                                                                               ========================================

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

     The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $462,000 and $76,000 for the nine and three months ended September 30, 2001, respectively, and $322,000 and $124,000 for the nine and three months ended September 30, 2000, respectively.

     The impact of the adjustments on the financial statements of the Company is set forth below.


                                             CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                 AS OF SEPTEMBER 30, 2001
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
                                                          ===============================================================

                                             CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                 AS OF SEPTEMBER 30, 2001
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET:
                                                               DECEMBER 31,          EFFECT OF             DECEMBER 31,
                                                                  2000              RESTATEMENT               2000
                                                          ---------------------------------------------------------------
                                                             (AS PREVIOUSLY                               (AS RESTATED)
ASSETS                                                         REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                             $10,004                                    $10,004
Short-term investments                                                  2,088                                      2,088
Trade receivables, net                                                  4,664              (1,589)                 3,075
Other receivables and prepaid expenses                                  1,908                (217)                 1,691

                                                          ---------------------------------------------------------------
          Total current assets                                         18,664              (1,806)                16,858

Property and equipment, net                                             3,646                (494)                 3,152
Severance pay deposits                                                    593                                        593
                                                          ---------------------------------------------------------------
          Total assets                                                $22,903             $(2,300)              $ 20,603
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                          $61                                        $61
Accounts payable and accrued expenses                                   2,741                (121)                 2,620
Deferred revenues                                                         227                                        227
                                                          ---------------------------------------------------------------
       Total current liabilities                                        3,029                (121)                 2,908
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                            57                                         57
Accrued severance pay                                                   1,399                                      1,399
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,456                                      1,456
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,485                (121)                 4,364
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                   101                                         101
Additional paid-in capital                                            69,104                                      69,104
Deferred stock compensation                                            (555)                                        (555)
Treasury stock, at cost:22,000 shares                                   (25)                                         (25)
Accumulated deficit                                                 (50,207)               (2,179)               (52,386)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                     18,418               (2,179)                16,239
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                           $22,903              $(2,300)               $20,603
                                                          ===============================================================

                                                  CLICKSOFTWARE TECHNOLOGIES LTD.
                                   NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                FOR PERIOD ENDED SEPTEMBER 30, 2001
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
STATEMENT OF OPERATIONS:
                                                           2001               2001               2001                2001
                                                    ----------------------------------------------------------------------------
                                                     (AS PREVIOUSLY       (EFFECT OF          (EFFECT OF      (AS RESTATED AND
                                                       REPORTED)          RESTATEMENT)     RECLASSFICATION))    RECLASSIFIED)
Revenues:
  Software license fees                                        $1,042             1,037                                  $2,079
  Services                                                      1,697                                                     1,697
                                                    ----------------------------------------------------------------------------
     Total revenues                                             2,739             1,037                                   3,776
                                                    ----------------------------------------------------------------------------
Cost of revenues:
  Software license                                                 95                37                   29                161
  Services                                                      1,292              (52)                   47              1,287
                                                    ----------------------------------------------------------------------------
     Total cost of revenues                                     1,387              (15)                   76              1,448
                                                    ----------------------------------------------------------------------------
     Gross profit                                               1,352             1,052                 (76)              2,328
                                                    ----------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                          801                                                       801
  Selling and marketing expenses                                3,099              (57)                 (76)              2,966
  General and administrative expenses                           1,575             (333)                                   1,242
  Amortization of deferred Stock-based compensation               134                                                       134
                                                    ----------------------------------------------------------------------------
     Total operating expenses                                   5,609             (390)                 (76)              5,143
                                                    ----------------------------------------------------------------------------
     Operating loss                                           (4,257)             1,442                    -            (2,815)
Interest and other income, net                                    110                                                       110
                                                    ----------------------------------------------------------------------------
     Net loss                                                $(4,147)             1,442                                $(2,705)
                                                    ----------------------------------------------------------------------------
Basic and diluted net loss per share                          $(0.16)                                                   $(0.11)
                                                    ----------------------------------------------------------------------------
Shares used in computing basic and diluted net
loss per share                                             25,154,690                                                25,154,690
                                                    ----------------------------------------------------------------------------

STATEMENT OF OPERATIONS:                                                   NINE MONTHS ENDED SEPTEMBER 30,

                                                           2001               2001               2001                2001
                                                    ----------------------------------------------------------------------------
                                                     (AS PREVIOUSLY       (EFFECT OF          (EFFECT OF      (AS RESTATED AND
                                                       REPORTED)          RESTATEMENT)     RECLASSFICATION))    RECLASSIFIED)
Revenues
  Software license fees                                         $7,028            $(2)                                   $7,026
  Services                                                       5,271            (87)                                    5,184
                                                    ----------------------------------------------------------------------------
     Total revenues                                             12,299            (89)                                   12,210
                                                    ----------------------------------------------------------------------------
Cost of revenues:
  Software license                                                 307                                   278                585
  Services                                                       4,242            (52)                   184              4,374
                                                    ----------------------------------------------------------------------------
     Total cost of revenues                                      4,549            (52)                   462              4,959
                                                    ----------------------------------------------------------------------------
     Gross profit                                                7,750            (37)                 (462)              7,251
                                                    ----------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                         2,460                                                    2,460
  Selling and marketing expenses                                10,411           (159)                 (462)              9,790
  General and administrative expenses                            3,364           (388)                                    2,976
  Reorganization expenses                                          294                                                      294
  Amortization of deferred Stock-based compensation                321                                                      321
                                                    ----------------------------------------------------------------------------
     Total operating expenses                                   16,850           (547)                 (462)             15,841
                                                    ----------------------------------------------------------------------------
     Operating loss                                            (9,100)             510                     -            (8,590)
Interest and other income, net                                     580                                                      580
                                                    ----------------------------------------------------------------------------
     Net loss                                                 $(8,520)             510                                 $(8,010)
                                                    ----------------------------------------------------------------------------
Basic and diluted net loss per share                          $ (0.34)                                                 $ (0.32)
                                                    ----------------------------------------------------------------------------
Shares used in computing basic and diluted net
loss per share                                              25,070,748                                               25,070,748
                                                    ----------------------------------------------------------------------------

                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              FOR PERIOD ENDED SEPTEMBER 30, 2001
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
STATEMENT OF OPERATIONS:

                                                   2001                  2001                 2001                 2001
                                          ------------------------------------------------------------------------------------
                                              (AS PREVIOUSLY          (EFFECT OF            (EFFECT OF       (AS RESTATED AND
                                                 REPORTED)            RESTATEMENT)       RECLASSFICATION))     RECLASSIFIED)
Revenues
  Software license fees                                   $3,320              (2,004)                                  $1,316
  Services                                                 1,469                   67                                   1,536
                                          ------------------------------------------------------------------------------------
     Total revenues                                        4,789              (1,937)                                   2,852
                                          ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                           117                 (68)                 86                  135
  Services                                                 1,353                                      38                1,391
                                          ------------------------------------------------------------------------------------
     Total cost of revenues                                1,470                 (68)                124                1,526
                                          ------------------------------------------------------------------------------------
     Gross profit                                          3,319              (1,869)              (124)                1,326
                                          ------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                     941                                                          941
  Selling and marketing expenses                           3,443                                   (124)                3,319
  General and administrative expenses                        838                                                          838
  Amortization of deferred
Stock-based compensation                                     277                                                          277
                                          ------------------------------------------------------------------------------------
     Total operating expenses                              5,499                    -              (124)                5,375
                                          ------------------------------------------------------------------------------------
     Operating loss                                      (2,180)              (1,869)                  -              (4,049)
Interest and other income, net                               329                                                          329
                                          ------------------------------------------------------------------------------------
     Net loss                                           $(1,851)              (1,869)                                $(3,720)
                                          ------------------------------------------------------------------------------------
Basic and diluted net loss per share                     $(0.07)                                                      $(0.15)
                                          ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                            24,699,121                                                   24,699,121
                                          ------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS:                                         NINE MONTHS ENDED SEPTEMBER 30,

                                                   2001                  2001                 2001                 2001
                                          ------------------------------------------------------------------------------------
                                              (AS PREVIOUSLY          (EFFECT OF            (EFFECT OF       (AS RESTATED AND
                                                 REPORTED)            RESTATEMENT)       RECLASSFICATION))     RECLASSIFIED)
Revenues
  Software license fees                                   $8,406             $(3,620)                                  $4,786
  Services                                                 4,202                 (64)                                   4,138
                                          ------------------------------------------------------------------------------------
     Total revenues                                       12,608              (3,684)                                   8,924
                                          ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                           250                (129)                215                  336
  Services                                                 3,917                                     107                4,024
                                          ------------------------------------------------------------------------------------
     Total cost of revenues                                4,167                (129)                322                4,360
                                          ------------------------------------------------------------------------------------
     Gross profit                                          8,441              (3,555)              (322)                4,564
                                          ------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                   3,346                                                        3,346
  Selling and marketing expenses                           9,781                                   (322)                9,459
  General and administrative expenses                      2,594                (133)                                   2,461
  Amortization of deferred
Stock-based compensation                                     987                                                          987
                                          ------------------------------------------------------------------------------------
     Total operating expenses                             16,708                (133)              (322)               16,253
                                          ------------------------------------------------------------------------------------
     Operating loss                                      (8,267)              (3,422)                  -             (11,689)
Interest and other income, net                               328                                                          328
                                          ------------------------------------------------------------------------------------
     Net loss                                           $(7,939)              (3,422)                               $(11,361)
                                          ------------------------------------------------------------------------------------
Basic and diluted net loss per share                     $(0.37)                                                      $(0.53)
                                          ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                            21,554,795                                                   21,554,795
                                          ------------------------------------------------------------------------------------

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

4.   NET LOSS PER SHARE

     ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic an diluted net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential ordinary shares were antidilutive

     A total of 3,684,869 and 2,666,446 incremental shares were excluded from the calculation of diluted net loss per ordinary share for the nine months ended September 30, 2001 and September 30, 2000,respectively.

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

The effects of foreign currency exchange rates on our results of operations for the three and months ended September 31, 2001 and the three and nine months of 2000 were immaterial.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None

RESULTS OF OPERATIONS

Our operating results for each of the three and nine months ended September 30, 2001 and 2000, expressed as a percentage of revenues are as follows:

                                                       -------------------------------------------------------------------------
                                                                  THREE MONTHS                         NINE MONTHS
                                                               ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                       -------------------------------------------------------------------------
                                                             2001             2000              2001               2000
                                                       -------------------------------------------------------------------------
                                                         (As Restated     (As Restated      (As Restated       (As Restated
                                                              and              and               and                and
                                                         Reclassified)    Reclassified)     Reclassified)      Reclassified)
                                                       -------------------------------------------------------------------------
Revenues:
  Software license                                                    55%              46%                58%               54%
  Services                                                            45%              54%                42%               46%
                                                       -------------------------------------------------------------------------
     Total revenues                                                  100%             100%               100%              100%
Cost of revenues:
  Software license                                                     4%               5%                 5%                4%
  Services                                                            34%              49%                36%               45%
     Total cost of revenues                                           38%              54%                41%               49%
                                                       -------------------------------------------------------------------------
     Gross profit                                                     62%              46%                59%               51%
                                                       -------------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                              21%              33%                20%               37%
  Selling and marketing expenses                                      79%             116%                80%              106%
  General and administrative expenses                                 33%              29%                24%               28%
  Reorganization expenses                                               -                -                 2%                 -
  Amortization of deferred Stock-based compensation                    4%              10%                 3%               11%
                                                       -------------------------------------------------------------------------
     Total operating expenses                                        137%             188%               129%              182%
                                                       -------------------------------------------------------------------------
     Operating loss                                                 (75%)           (142%)              (70%)            (131%)
Interest and other income, net                                         3%              12%                 4%                4%
                                                       -------------------------------------------------------------------------
     Net loss                                                       (72%)           (130%)              (66%)            (127%)
                                                       =========================================================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (AS RESTATED AND RECLASSIFIED)

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

The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses:
$462,000 and $76,000 for the nine and three months ended September 30, 2001, respectively and $322,000 and $124,000 for the nine and three months ended September 30, 2000, respectively.

REVENUES: Company revenues increased $0.9 million or 32% to $3.8 million for the three months ended September 30, 2001 from $2.9 million for the three months ended September 30, 2000. This increase was primarily the result of increase in license revenues recognized in the third quarter of 2001.

SOFTWARE LICENSE: Software license revenues were $2.1 million or 55% of total revenues for the three months ended September 30, 2001, and $1.3 million or 46% of total revenues for the three months ended September 30, 2000. The increase in software license revenues primarily the result of increase in license revenues recognized in the third quarter of 2001.

SERVICES: Services revenues were $1.7 million or 45% of revenues for the three months ended September 30, 2001, and $1.5 million or 54% of total revenue in the three months ended September 30, 2000. The increase in services revenues was primarily due to an increase in professional services fees in connection with implementations performed for clients going into production during the third quarter of 2001.

COST OF REVENUES: Cost of revenues were $1.4 million or 38% of revenues for the three months ended September 30, 2001, and $1.5 million or 54% of revenues for the three months ended September 30, 2000. The decrease in the cost of revenues was primarily due to the decrease in the Cost of services costs.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $161,000 or 4% of total revenues for the three months ended September 30, 2001 and, $135,000 or 5% of revenues for the three months ended September 30, 2000. The increase in the cost of software licenses is due to increase in royalties paid.

COST OF SERVICES: Cost of services revenues was $1.3 million or 34% of revenues for the three months ended September 30, 2001, and $1.4 million or 49% of revenues for the three months ended September 30, 2000. The decrease in the cost of services on an absolute basis was primarily due to service improvements reducing implementation time associated with our product.

GROSS PROFIT: Gross profit as a percentage of revenues was 62% for the three months ended September 30, 2001 as compared to 46% for the three months ended September 30, 2000. The increase in the gross profit is due to the increase in license revenues.

OPERATING EXPENSES: Total operating expenses were $5.1 million or 136% of revenues for the three months ended September 30, 2001, and $5.4 million or 188% of revenues for the three months ended September 30, 2000. The decrease in operating expenses was primarily due to cost controls implemented during the year of 2001, partially offset by the increase in the provision for doubtful accounts.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $800,000 or 21% of revenues for the three months ended September 30, 2001, and $941,000 or 33% of revenues for the three months ended September 30, 2000. For the third quarter of 2001 we recognized a research and development grant from Israel's Chief Scientist in the amount of $300,000 compared to $500,000 recognized for the three months ended September 30, 2000. The decrease is due to cost controls implemented during the nine months ended September 30, 2001 and is also due to the temporary transfer of R&D software engineers to professional services to support the implementation process with several European customers.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3.0 million or 79% of revenues for the three months ended September 30, 2001, and $3.3 million or 116% of revenues for the three months ended September 30, 2000. The absolute decrease in selling and marketing expenses was due to cost controls implemented during the year of 2001 as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.2 million or 33% of revenues for the three months ended September 30, 2001, and $838,000 or 29% of revenues for the three months ended September 30, 2000. The absolute increase in general and administrative expenses was due primarily to increase in the provision for doubtful accounts.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation for the three months ended September 30, 2001 amounted to $134,000 of previously recorded deferred compensation. Share based compensation for the three months ended September 30, 2000 amounted to $277,000. The decrease in stock-based compensation is due to termination of options associated with the corporate restructuring during the first quarter on 2001. Additionally, the amortization of the stock-based compensation progressively decreases over the three-year amortization period.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (As restated and reclassified)

REVENUES: Company revenues increased $3.3 million or 37% to $12.2 million for the nine months ended September 30, 2001 from $8.9 million for the nine months ended September 30, 2000. This increase was the result of increased demand to our software offerings.

SOFTWARE LICENSE: Software license revenues were $7.0 million or 58% of total revenues for the nine months ended September 30, 2001, and $4.8 million or 54% of total revenues for the nine months ended September 30, 2000. The increase in software license revenues was the primarily the result of increase in license revenues recognized in the nine months ended September 30, 2001.

SERVICES: Services revenues were $5.2 million or 42% of revenues for the nine months ended September 30, 2001, and $4.1 million or 46% of total revenue for the nine months ended September 30, 2000. The increase in services revenues was primarily due to the increased professional services fees in connection with implementation for new clients going into production during the nine months ended September 30, 2001.

COST OF REVENUES: Cost of revenues were $5.0 million or 41% of revenues for the nine months ended September 30, 2001, and $4.4 million or 49% of revenues for the nine months ended September 30, 2000. The increase in the cost of revenues on an absolute basis was due to the increase in all cost items due to higher revenues. .

COST OF SOFTWARE LICENSES: Cost of software license revenues were $585,000 or 5% of total revenues for the nine months ended September 30, 2001 and, $336,000 or 4% of revenues for the nine months ended September 30, 2000. The increase in the cost of software licenses is due is primarily due to increase in royalties paid.

COST OF SERVICES: Cost of services revenues was $4.4 million or 36% of revenues for the nine months ended September 30, 2001, and $4.0 million or 45% of revenues for the nine months ended September 30, 2000. The increase in cost of services was primarily due to the increased amount of services performed for a larger number of clients that went into production during the nine months ended September 31 of 2001.

GROSS PROFIT: Gross profit as a percentage of revenues was 59% for the nine months ended September 30, 2001 as compared to 51% for the nine months ended September 30, 2000. The increase in the gross profit is due to the significant increase in license revenues.

OPERATING EXPENSES: Total operating expenses were $15.8 million or 129% of revenues for the nine months ended September 30, 2001, and $16.3 million or 182% of revenues for the nine months ended September 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $2.5 million or 20% of revenues for the nine months ended September 30, 2001, and $3.3 million or 37% of revenues for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, we recognized a research and development grant from Israel's Chief Scientist in the amount of $1.0 million. For the nine months ended September 30, 2000, we recognized $0.6 million of such grant. Research and development costs declined as a result of cost controls implemented during the nine months ended in September 30, 2001.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $9.8 million or 80% of revenues for the nine months ended September 30, 2001, and $9.5 million or 106% of revenues for the nine months ended September 30, 2000. The absolute increase in selling and marketing expenses was due to increase in revenues that increased related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3.0 million or 24% of revenues for the nine months ended September 30, 2001, and $2.5 million or 28% of revenues for the nine months ended September 30, 2000. The absolute increase in general and administrative expenses was primarily due to the increase in the provision for doubtful accounts.

REORGANIZATION EXPENSES: Reorganization expenses were $0.3 million or 2% of revenues for the nine months ended September 30, 2001. There were no reorganization expenses for the nine months ended September 30, 2000.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation for the nine months ended September 30, 2001 amounted to $300,000 of previously recorded deferred compensation. Stock-based compensation for the nine months ended September 30, 2000 amounted to $1.0 million. The decrease in stock-based compensation is due to termination of options associated with the corporate restructuring during the first quarter on 2001. Additionally, the amortization of the stock-based compensation progressively decreases over the three-year amortization period.

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

Net cash provided (used) in the company's operating activities primarily consisted of net losses for the period and changes in short term investment before non-cash expenses primarily consisting of depreciation, deferred compensation and unrealized gain from investments, in addition to net changes in trade receivables, prepaid expenses, deferred revenues and changes in accounts payable. For the nine months ended September 30, 2001, net cash provided by operations was $6.0 million, comprised of our net loss of $8.0 million, an increase in trade receivables of $1.0 million, an increase in other receivables of $225,000, a decrease in accounts payable of $533,000, an increase in deferred revenue of $100,000, a decrease in short term investments of $14.5 million partially offset by non-cash charges of $1.2 million. For the nine months ended September 30, 2000, cash used in operations was $25.5 million, comprised of our net loss of $11.4 million, a decrease in trade receivables of $1.1 million, an increase in other receivables of $658,000, a decrease in deferred revenue of $861,000, an increase in short term investments of $15.1 million partially offset by non-cash charges of $1.4 million.

Net cash used in investing activities for the nine months ended September 30, 2001 was $0.4 million and was invested primarily in purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities for the nine months ended September 30, 2000 was $2.2 million and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

Net cash provided by financing activities during the nine months ended September 30, 2001 was $24,000 and $29.1 million for the nine months ended September 30, 2000. In June 2000, the Company completed an initial public offering of 4,000,000 ordinary shares at a price of $7.00 per share. In July 2000, the Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The proceeds to the Company from the offering were approximately $28.3 million (net of underwriters discount and issuance expenses).

As of September 30, 2001 we had outstanding trade receivables of approximately $3.1 million. Our trade receivables typically have 30 to 60 day terms, although we have also negotiated longer payment plans with some of our clients. As of September 30, 2001 our DSO (Day Sales Outstanding) was 73 days.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant for the delay of a sale of significant size. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

     o    the volume and timing of customer orders;
     o internal budget constraints and approval processes of our current and prospective clients;
     o    the length, unpredictability of our sales cycle;

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