Form 10-Q/A
period 2002-03-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-02-27
CIK 1105841

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


                                EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q (EXCLUDING "FACTORS THAT MAY AFFECT FUTURE RESULTS ") SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001 AND DECEMBER 31, 2001, TO MAKE A REVISION TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" AND TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.


                                      ClickSoftware Technologies Ltd.

                                                FORM 10-Q/A

                                    FOR THE QUARTER ENDED MARCH 31, 2002


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
 (a) Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.................   3

 (b) Condensed Consolidated Statements of Operations for the three months ended  March 31, 2002
     and March 31, 2001...............................................................................   4

 (c) Condensed Consolidated Statements of Cash Flows..................................................   5

 (d) Notes to Condensed Consolidated Financial Statements.............................................   6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  11

Item 3. Quantitative and Qualitative Disclosures About Market Risks...................................  25


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................  27

Item 2. Changes in Securities and Use of Proceeds.....................................................  27

Item 4. Submission of Matters to a Vote of Security Holders...........................................  27

Item 6. Exhibits and Reports on Form 8-K..............................................................  27

Signatures............................................................................................  28

Exhibit 99.1..........................................................................................  31

Exhibit 99.2 .........................................................................................  32


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            MARCH 31,          DECEMBER 31,
                                                                                              2002                2001
                                                                                       ---------------------------------------
                                                                                          (AS RESTATED        (AS RESTATED
                                                                                           SEE NOTE 2)         SEE NOTE 2)
                                                                                          (UNAUDITED)
                                                                                       ---------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                     $      7,034         $     8,125
Short-term investments                                                                               2,359               1,846
Trade receivables                                                                                    3,621               5,607
Other receivables and prepaid expenses                                                               2,026               1,485
                                                                                       ---------------------------------------
          Total current assets                                                                      15,040              17,063

Property and equipment, net                                                                          2,962               2,985
Severance pay deposits                                                                                 671                 652
                                                                                       ---------------------------------------
          Total assets                                                                         $    18,673         $    20,700
                                                                                       =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt                                                                                $        80         $       140
Accounts payable and accrued expenses                                                                2,728               2,664
Deferred revenues                                                                                      321                  68
                                                                                       ---------------------------------------
       Total current liabilities                                                                     3,129               2,872
                                                                                       ---------------------------------------

LONG-TERM LIABILITIES
   Long-term debt                                                                                        9                  21
   Accrued severance pay                                                                             1,377               1,379
                                                                                       ---------------------------------------
       Total long-term liabilities                                                                   1,386               1,400
                                                                                       ---------------------------------------
       Total liabilities                                                                             4,515               4,272
                                                                                       ---------------------------------------

SHAREHOLDERS' EQUITY:


Ordinary shares of NIS 0.02 par value:
   Authorized -- 100,000,000 as of March 31, 2002 and December 31, 2001;
   Issued -- 26,286,954 shares as of March 31, 2002 and 26,285,464 shares as of
   December 31, 2001.
   Outstanding -- 26,247,954 shares as of March 31, 2002 and 26,246,464 shares
   as of December 31, 2001.                                                                            102                 101
Additional paid-in capital                                                                          69,147              69,143
Deferred stock compensation                                                                          (326)               (401)
Accumulated deficit                                                                               (54,722)            (52,372)
Treasury stock, at cost: 39,000 shares                                                                (43)                (43)
                                                                                       ---------------------------------------
       Total shareholders' equity                                                                   14,158              16,428
                                                                                       ---------------------------------------
Total liabilities and shareholders' equity                                                     $    18,673          $   20,700
                                                                                       =======================================

     The accompanying notes are an integral part of these condensed consolidated financial statements


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                              2002                2001
                                                                                    -----------------------------------------
                                                                                      (As Restated and    (As Restated and
                                                                                       Reclassified -      Reclassified -
                                                                                         see Note 2)         see Note 2)
                                                                                                        ---------------------
Revenues:
  Software license                                                                        $        1,020      $        3,004
  Services                                                                                         2,086               1,326
                                                                                    -----------------------------------------
     Total revenues                                                                                3,106               4,330
                                                                                    -----------------------------------------
Cost of revenues:
  Software license                                                                                    36                 242
  Services                                                                                         1,387               1,449
                                                                                    -----------------------------------------
     Total cost of revenues                                                                        1,423               1,691
                                                                                    -----------------------------------------
     Gross profit                                                                                  1,683               2,639
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                             817                 974
  Selling and marketing expenses                                                                   2,672               3,376
  General and administrative expenses                                                                489                 772
  Reorganization expenses                                                                              -                 294
   Amortization of deferred Stock-based compensation (1)                                              75                 171
                                                                                    -----------------------------------------
     Total operating expenses                                                                      4,053               5,587
                                                                                    -----------------------------------------
     Operating loss                                                                              (2,370)             (2,948)
Interest and other income, net                                                                        20                 333
                                                                                    -----------------------------------------
     Net loss                                                                             $      (2,350)      $      (2,615)
                                                                                    -----------------------------------------
Basic and diluted net loss per share                                                      $       (0.09)      $       (0.10)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted net loss per share                                 25,236,002          24,976,284
                                                                                    -----------------------------------------


(1) Amortization of deferred stock-based compensation would be further classified as follows:


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                  ----------------------------------------
                                                                                           2002                 2001
                                                                                  ----------------------------------------
Cost of revenues                                                                                   $  5              $  7
Research and development expenses                                                                    11                22
Selling and marketing expenses                                                                        3                22
General and administrative expenses                                                                  56               120
                                                                                  ----------------------------------------
Total                                                                                              $ 75              $171
                                                                                  ----------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                            2002                2001
                                                                                    -----------------------------------------
                                                                                        (As Restated -      (As Restated -
                                                                                         See Note 2)         See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $     (2,350)       $     (2,615)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                                       198                 215
  Amortization of deferred compensation                                                               75                 171
  Unrealized gain from investments                                                                    40                 220
  Severance pay, net                                                                                (21)                (50)
Changes in operating assets and liabilities:
  Trade receivables                                                                                1,986             (1,456)
  Other receivables and other prepaid
    expenses                                                                                       (541)                (80)
  Accounts payable and accrued expenses                                                               64                 512
  Deferred revenues                                                                                  253                 104
Change in investments, net                                                                         (553)               5,593
                                                                                    -----------------------------------------
Net cash provided by (used in) operating activities                                                (849)               2,614
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment                                                                             (175)               (299)
                                                                                    -----------------------------------------
Net cash used in investing activities                                                              (175)               (299)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt (repayment) of short-term debt                                                              (60)                  11
Repayment of long-term debt                                                                         (12)                 (9)
Employee options exercised                                                                             5                  51
                                                                                    -----------------------------------------
Net cash provided by (used in) financing activities                                                 (67)                  53
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                                 (1,091)               2,368
Cash and cash equivalents at beginning of period                                                   8,125               4,438
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                                 $       7,034       $       6,806
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                                 3                  21
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

     The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $129,000 and $245,000 for the three months ended March 31, 2002 and 2001 ,respectively.

     The impact of the adjustments on the financial statements of the Company is set forth below.


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                   AS OF MARCH 31, 2002
                                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                                       (UNAUDITED)

BALANCE SHEET:

                                                                 MARCH 31,             EFFECT OF             MARCH 31,
                                                                   2002               RESTATEMENT              2002
                                                          ---------------------------------------------------------------
                                                              (AS PREVIOUSLY                               (AS RESTATED)
ASSETS                                                          REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                              $7,034                                     $7,034
Short-term investments                                                  2,359                                      2,359
Trade receivables, net                                                  4,723              (1,102)                 3,621
Other receivables and prepaid expenses                                  2,212                (186)                 2,026
                                                          ---------------------------------------------------------------
          Total current assets                                         16,328              (1,288)                15,040

Property and equipment, net                                             3,370                (408)                 2,962
Severance pay deposits                                                    671                                        671
                                                          ---------------------------------------------------------------
          Total assets                                                $20,369             $(1,696)               $18,673
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                          $80                                        $80
Accounts payable and accrued expenses                                   2,869                (141)                 2,728
Deferred revenues                                                         321                                        321
                                                          ---------------------------------------------------------------
       Total current liabilities                                        3,270                (141)                 3,129
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                             9                                          9
Accrued severance pay                                                   1,377                                      1,377
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,386                                      1,386
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,656                (141)                 4,515
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                    102                                        102
Additional paid-in capital                                             69,147                                     69,147
Deferred stock compensation                                             (326)                                      (326)
Accumulated deficit                                                  (53,167)              (1,555)              (54,722)
 treasury stock,  at cost:39,000 shares                                  (43)                                       (43)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                      15,713              (1,555)                14,158
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                            $20,369             $(1,696)               $18,673
                                                          ===============================================================


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                   AS OF MARCH 31, 2002
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE SHEET:

                                                                DECEMBER 31,           EFFECT OF            DECEMBER 31,
                                                                   2001               RESTATEMENT              2001
                                                          ---------------------------------------------------------------
                                                              (AS PREVIOUSLY                               (AS RESTATED)
ASSETS                                                          REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                              $8,125                                     $8,125
Short-term investments                                                  1,846                                      1,846
Trade receivables, net                                                  6,623              (1,016)                 5,607
Other receivables and prepaid expenses                                  1,671                (186)                 1,485

                                                          ---------------------------------------------------------------
          Total current assets                                         18,265              (1,202)                17,063

Property and equipment, net                                             3,450                (465)                 2,985
Severance pay deposits                                                    652                                        652
                                                          ---------------------------------------------------------------
          Total assets                                                $22,367             $(1,667)               $20,700
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                         $140                                       $140
Accounts payable and accrued expenses                                   2,785                (121)                 2,664
Deferred revenues                                                          68                                         68
                                                          ---------------------------------------------------------------
       Total current liabilities                                        2,993                (121)                 2,872
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                            21                                         21
Accrued severance pay                                                   1,379                                      1,379
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,400                                      1,400
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,393                (121)                 4,272
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                    101                                        101
Additional paid-in capital                                             69,143                                     69,143
Deferred compensation                                                   (401)                                      (401)
Accumulated deficit                                                  (50,826)              (1,546)              (52,372)
 treasury stock,  at cost:39,000 shares                                  (43)                                       (43)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                      17,974              (1,546)                16,428
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                            $22,367             $(1,667)               $20,700
                                                          ===============================================================


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              FOR PERIOD ENDED MARCH 31, 2002
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
STATEMENT OF OPERATIONS:
                                                2002                 2002                2002                2002
                                     ------------------------------------------------------------------------------------
                                          (AS PREVIOUSLY         (EFFECT OF           (EFFECT OF       (AS RESTATED AND
Revenues:                                    REPORTED)           RESTATEMENT)      RECLASSFICATION)      RECLASSIFIED)

  Software license fees                              $1,605                (585)                                  $1,020
  Services                                            2,086                                                        2,086
                                     ------------------------------------------------------------------------------------
     Total revenues                                   3,691                (585)                                   3,106
                                     ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                        -                 (20)                 56                   36
  Services                                            1,314                                      73                1,387
                                     ------------------------------------------------------------------------------------
     Total cost of revenues                           1,314                 (20)                129                1,423
                                     ------------------------------------------------------------------------------------
     Gross profit                                     2,377                (565)              (129)                1,683
                                     ------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                     817                                                          817
  Selling and marketing expenses                      2,858                 (57)              (129)                2,672
  General and administrative
expenses                                                988                (499)                                     489
  Amortization of deferred
Stock-based compensation                                 75                                                           75
                                     ------------------------------------------------------------------------------------
     Total operating expenses                         4,738                (556)              (129)                4,053
                                     ------------------------------------------------------------------------------------
     Operating loss                                 (2,361)                  (9)                                 (2,370)
Interest and other income, net                           20                                                           20
                                     ------------------------------------------------------------------------------------
     Net loss                                      $(2,341)                  (9)                                $(2,350)
                                     ------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.09)                                                      $(0.09)
                                     ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,236,002                                                   25,236,002
                                     ------------------------------------------------------------------------------------


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              FOR PERIOD ENDED MARCH 31, 2002
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
STATEMENT OF OPERATIONS:
                                                2001                 2001                2001                2001
                                     ------------------------------------------------------------------------------------
                                          (AS PREVIOUSLY         (EFFECT OF           (EFFECT OF       (AS RESTATED AND
Revenues:                                    REPORTED)           RESTATEMENT)      RECLASSFICATION)      RECLASSIFIED)

  Software license fees                              $3,103                 (99)                                  $3,004
  Services                                            1,413                 (87)                                   1,326
                                     ------------------------------------------------------------------------------------
     Total revenues                                   4,516                (186)                                   4,330
                                     ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                       74                                     168                  242
  Services                                            1,372                                      77                1,449
                                     ------------------------------------------------------------------------------------
     Total cost of revenues                           1,446                                     245                1,691
                                     ------------------------------------------------------------------------------------
     Gross profit                                     3,070                (186)              (245)                2,639
                                     ------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                     974                                                          974
  Selling and marketing expenses                      3,666                 (45)              (245)                3,376
  General and administrative
expenses                                                827                 (55)                                     772
Reorganization expenses                                 294                                                          294
    Amortization of deferred
Stock-based compensation                                171                                                          171
                                     ------------------------------------------------------------------------------------
     Total operating expenses                         5,932                (100)              (245)                5,587
                                     ------------------------------------------------------------------------------------
     Operating loss                                 (2,862)                 (86)                                 (2,948)
Interest and other income, net                          333                                                          333
                                     ------------------------------------------------------------------------------------
     Net loss                                      $(2,529)                 (86)                                $(2,615)
                                     ------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.10)                                                      $(0.10)
                                     ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       24,976,284                                                   24,976,284
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

4.   NET LOSS PER SHARE

     ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential ordinary shares were antidilutive.

     A total of 4,135,548 and 3,524,789 incremental shares were excluded from the calculation of diluted net loss per ordinary share for the three months ended March 31,2002 and March 31, 2001,respectively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The effects of foreign currency exchange rates on our results of operations for the years ended December 31, 1999, 2000 and for the three months of 2001 were immaterial.

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


RECENT ACCOUNTING PRONOUNCEMENTS

None.

RESULTS OF OPERATIONS

Our operating results for each of the three months ended March 31, 2002 and 2001, expressed as a percentage of revenues are as follows:

                                                             THREE MONTHS
                                                            ENDED MARCH 31
                                               -----------------------------------------
                                                       2002                 2001
                                               -----------------------------------------
                                                   (AS RESTATED         (AS RESTATED
                                                       AND                  AND
                                                   RECLASSIFIED)        RECLASSIFIED)
                                               -----------------------------------------
Revenues:
  Software license                                               33%                69%
  Services                                                       67%                31%
                                               -----------------------------------------
     Total revenues                                             100%               100%
Cost of revenues:
  Software license                                                1%                 6%
  Services                                                       45%                33%
     Total cost of revenues                                      46%                39%
                                               -----------------------------------------
     Gross profit                                                54%                61%
                                               -----------------------------------------
Operating expenses:
  Research and development expenses, net                         26%                22%
  Selling and marketing expenses                                 86%                78%
  General and administrative expenses                            16%                18%
  Reorganization expenses                                          -                 7%
  Share-based compensation                                        2%                 4%
                                               -----------------------------------------
     Total operating expenses                                   130%               129%
                                               -----------------------------------------
     Operating loss                                            (76%)              (68%)
Interest and other income, net                                     -                 8%
                                               -----------------------------------------
     Net loss                                                  (76%)              (60%)
                                               =========================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (As restated and reclassified)

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

We applied in our financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, we reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $129,000 and $245,000 for the three months ended March 31, 2002 and 2001 ,respectively.

REVENUES: Company revenues decreased $1.2 million or 28% to $3.1 million for the three months ended March 31, 2002 from $4.3 million for the three months ended March 31, 2001. This decrease was the result of the general economic conditions., Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in the larger opportunities that were forecasted to close in first quarter and smaller than expected initial orders on the deals that did successfully close.

SOFTWARE LICENSE REVENUES: Software license revenues were $1.0 million or 33% of total revenues for the three months ended March 31, 2002, and $3.0 million or 69% of total revenues for the three months ended March 31, 2001. The decrease in software license revenues was the result of delays in domestic and international opportunities during the first quarter of 2002.

SERVICES: Services revenues were $2.1 million or 67% of revenues for the three months ended March 31, 2002, and $1.3 million or 31% of total revenue in the three months ended March 31, 2001. The increase in services revenues was primarily due to an increase in professional services fees in connection with implementations performed for clients going into production during the first quarter of 2002.

COST OF REVENUES: Cost of revenues were $1.4 million or 46% of revenues for the three months ended March 31, 2002, and $1.7 million or 39% of revenues for the three months ended March 31, 2001. The decrease in the cost of revenues on an absolute basis was primarily due to the decrease in the amount of costs associated with the decrease in third party license revenues in the first quarter as well decrease in royalties paid.

COST OF SOFTWARE LICENSES: Cost of software licenses were $36,000 or 1% of revenues for the three months ended March 31, 2002and and $242,000 or 6% of revenues in the three months ended March 31, 2001. The decrease in the cost of software licenses was due to a decrease in royalties paid and to an decrease in new third parties' licenses being sold in the first quarter of 2002.

COST OF SERVICES: Cost of services revenues was $1.4 million or 45% of revenues for the three months ended March 31, 2002, and $1.4 million or 33% of revenues for the three months ended March 31, 2001. The decrease in the cost of services on an absolute basis was primarily due to service improvements reducing implementation time associated with our products.

GROSS PROFIT: Gross profit as a percentage of revenues was $1.7 million, or 54% for the three months ended March 31, 2002 and $2.6 million, or 61% for the three months ended March 31, 2001. The decrease in the gross profit by $1.0 million or 362% was primarily due to lower revenues in the three months ended March 31, 2002.

OPERATING EXPENSES: Total operating expenses were $4.1 million or 130% of revenues for the three months ended March 31, 2002, and $5.6 million or 129% of revenues for the three months ended March 31, 2001. The decrease in operating expenses was primarily due to the decreases in selling and marketing costs and one-time reorganization expenses as a percentage of revenues incurred in the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $817,000 or 26% of revenues for the three months ended March 31, 2002, and $974,000 or 22% of revenues for the three months ended March 31, 2001.The decrease in research and development expenses on an absolute basis is due to cost controls implemented during the past twelve months.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $2.7 million or 86% of revenues for the three months ended March 31, 2002, and $3.4 million or 78% of revenues for the three months ended March 31, 2001. The absolute decrease in selling and marketing expenses was due to cost controls implemented during the year of 2001 as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $489,000 or 16% of revenues for the three months ended March 31, 2002, and $772,000 or 18% of revenues for the three months ended March 31, 2001. The decrease in general and administrative expenses was due primarily to a decrease of $120,000 in bad debt expenses in the quarter ended March 31,2002 as compared to debt expenses of $45,000 for the quarter ended March 31, 2001 and a significant decrease in other general and administrative expenses.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation for the three months ended March 31, 2002 amounted to $75,000 of previously recorded deferred compensation. Share based compensation for the three months ended March 31, 2001 amounted to $171,000. The decrease in share-based compensation is attributed to the fact that the amortization of the stock-based compensation progressively decreases over the four-year amortization period.

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

Net cash provided by (used in) the company's operating activities primarily consisted of net losses for the period and changes in short term investment before non-cash expenses primarily consisting of deferred compensation and depreciation, in addition to net changes in trade receivables, prepaid expenses and changes in accounts payable. For the three months ended March 31, 2002, cash used in operations was $849,000, comprised of our net loss of $2.3 million, a decrease in trade receivables of $2.0 million, an increase in other receivables of $541,000, an increase in accounts payable of $64,000, an increase in deferred revenue of $253,000, partially offset by non-cash charges of $292,000 and a increase in short term investments of $553,000. For the three months ended March 31, 2001, cash provided by operations was $2.6 million, comprised of our net loss of $2.6 million, an increase in trade receivables of $1.5 million, an increase in other receivables of $80,000, an increase in accounts payable of $512,000, an increase in deferred revenue of $104,000, partially offset by non-cash charges of $556,000 and a decrease in short term investments of $5.6 million.

Net cash used in investing activities for the three months ended March 31, 2002 was $175,000 and was invested primarily in purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities for the three months ended March 31, 2001 was $299,000and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

As of March 31, 2002 we had outstanding trade receivables of approximately $3.6 million. Our trade receivables typically have 30 to 60 day terms, although we have also negotiated longer payment plans with some of our clients. Current economic conditions have increased the difficulties in collecting accounts receivables and the typical collection period has lengthened. For the three months ended March 31, 2002 our DSO (Day Sales Outstanding) was 105 days, an increase of 20 days from 85 for the three months ended December 31, 2001.

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
------------------------------------------------------
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
--------------
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


February 27, 2003
                                           By: /s/ Moshe BenBassat
                                               -----------------------
                                           Moshe BenBassat
                                           Chairman and Chief Executive Officer

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