Form 10-Q/A
period 2002-06-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-02-27
CIK 1105841

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

                                EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q (EXCLUDING "FACTORS THAT MAY AFFECT FUTURE RESULTS") SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001, TO MAKE REVISIONS TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" AND TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF JUNE 3O, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.


                                      ClickSoftware Technologies Ltd.

                                                FORM 10-Q/A

                                    FOR THE QUARTER ENDED JUNE 30, 2002


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  (a)  Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001................   3

  (b)  Condensed Consolidated Statements of Operations for the three and six months
       ended June 30, 2002 and June 30, 2001..........................................................   4

  (c)  Condensed Consolidated Statements of Cash Flows................................................   6

  (d)  Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  13

Item 3. Quantitative and Qualitative Disclosures About Market Risks...................................  30


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................  32

Item 2. Changes in Securities and Use of Proceeds.....................................................  32

Item 4. Submission of Matters to a Vote of Security Holders...........................................  32

Item 6. Exhibits and Reports on Form 8-K..............................................................  32

Signatures............................................................................................  33

Exhibit 99.1..........................................................................................  36

Exhibit 99.2 .........................................................................................  37


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                            JUNE 30,           DECEMBER 31,
                                                                                              2002                2001
                                                                                       ---------------------------------------
                                                                                          (AS RESTATAD       (AS RESTATAD
                                                                                           SEE NOTE 2)        SEE NOTE 2)
                                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                $           4,789   $           8,125
Short-term investments                                                                               4,107               1,846
Trade receivables, net                                                                               3,343               5,607
Other receivables and prepaid expenses                                                               1,543               1,485

                                                                                       ---------------------------------------
          Total current assets                                                                      13,782              17,063

Property and equipment, net                                                                          2,810               2,985
Severance pay deposits                                                                                 737                 652
                                                                                       ---------------------------------------
          Total assets                                                                   $          17,329   $          20,700
                                                                                       =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                                         $              33   $             140
Accounts payable and accrued expenses                                                                2,976               2,664
Deferred revenues                                                                                      460                  68
                                                                                       ------------------- -------------------
       Total current liabilities                                                                     3,469               2,872
                                                                                       ------------------- -------------------

LONG-TERM LIABILITIES
   Long-term loans                                                                                       -                  21
   Accrued severance pay                                                                             1,416               1,379
                                                                                       ------------------- -------------------
       Total long-term liabilities                                                                   1,416               1,400
                                                                                       ------------------- -------------------
       Total liabilities                                                                             4,885               4,272
                                                                                       ------------------- -------------------

SHAREHOLDERS' EQUITY:

Ordinary shares of NIS 0.02 par value:
   Authorized -- 100,000,000 as of June 30, 2002 and December 31, 2001;
   Issued -- 26,377,373 shares as of of June 30, 2002 and 26,285,464 as of December 31, 2002.
   Outstanding -- 26,338,373 shares as of June 30, 2002 and 26,246,464 shares as of December 31, 2001.

                                                                                                       102                 101
Additional paid-in capital                                                                          69,186              69,143
Deferred stock compensation                                                                          (251)               (401)
Accumulated deficit                                                                               (56,550)            (52,372)
Treasury stock, at cost: 39,000 shares                                                                (43)                (43)
                                                                                       ------------------- -------------------
       Total shareholders' equity                                                                   12,444              16,428
                                                                                       ------------------- -------------------
Total liabilities and shareholders' equity                                               $          17,329   $          20,700
                                                                                       =================== ===================


The accompanying notes are an integral part of these condensed consolidated financial statements


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                              2002                2001
                                                                                    -----------------------------------------
                                                                                        (As Restated and     (As Restated and
                                                                                          Reclassified -       Reclassified -
                                                                                           see Note 2)          see Note 2)
Revenues:
  Software license                                                                    $            1,356   $           1,943
  Services                                                                                         2,105               2,161
                                                                                    -----------------------------------------
     Total revenues                                                                                3,461               4,104
                                                                                    -----------------------------------------
Cost of revenues:
  Software license                                                                                   281                 182
  Services                                                                                         1,404               1,638
                                                                                    -----------------------------------------
     Total cost of revenues                                                                        1,685               1,820
                                                                                    -----------------------------------------
     Gross profit                                                                                  1,776               2,284
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                             590                 685
  Selling  and marketing expenses                                                                  2,708               3,448
  General and administrative expenses                                                                403                 962
   Amortization of deferred Stock-based compensation (1)                                              75                  16
                                                                                    -----------------------------------------
     Total operating expenses                                                                      3,776               5,111
                                                                                    -----------------------------------------
     Operating loss                                                                              (2,000)             (2,827)
Interest and other income, net                                                                       172                 137
                                                                                    -----------------------------------------
     Net loss                                                                         $          (1,828)   $         (2,690)
                                                                                    -----------------------------------------
Basic and diluted net loss per share                                                  $           (0.07)   $          (0.11)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted net loss per share                                 25,299,148          25,096,522
                                                                                    -----------------------------------------


(1) Amortization of deferred stock-based compensation would be further classified as follows:


                                                                                             THREE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                  ----------------------------------------
                                                                                           2002                 2001
                                                                                  ---------------------- -----------------
Cost of revenues                                                                                   $  5               $ 1
Research and development expenses                                                                    11                 2
Selling and marketing expenses                                                                        3                 2
General and administrative expenses                                                                  56                11
                                                                                  ---------------------- -----------------
Total                                                                                              $ 75               $16
                                                                                  ---------------------- -----------------


The accompanying notes are an integral part of these condensed consolidated financial statements


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                              2002                2001
                                                                                    -----------------------------------------
                                                                                      (As Restated and    (As Restated and
                                                                                        Reclassified -      Reclassified -
                                                                                         see Note 2)         see Note 2)
                                                                                                        ---------------------
Revenues:
  Software license                                                                         $       2,376       $       4,947
  Services                                                                                         4,191               3,487
                                                                                    -----------------------------------------
     Total revenues                                                                                6,567               8,434
                                                                                    -----------------------------------------
Cost of revenues:
  Software license                                                                                   317                 424
  Services                                                                                         2,791                3087
                                                                                    -----------------------------------------
     Total cost of revenues                                                                        3,108               3,511
                                                                                    -----------------------------------------
     Gross profit                                                                                  3,459               4,923
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                           1,407               1,659
  Selling  and marketing expenses                                                                  5,380               6,824
  General and administrative expenses                                                                892               1,734
  Reorganization expenses                                                                              -                 294
 Amortization of deferred stock-based compensation (1)                                               150                 187
                                                                                    -----------------------------------------
     Total operating expenses                                                                      7,829              10,698
                                                                                    -----------------------------------------
     Operating loss                                                                              (4,370)             (5,775)
Interest and other income, net                                                                       192                 470
                                                                                    -----------------------------------------
     Net loss                                                                              $     (4,178)       $     (5,305)
                                                                                    -----------------------------------------
Basic and diluted net loss per share                                                       $      (0.17)       $      (0.21)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted net loss per share                                 25,105,598          25,037,092
                                                                                    -----------------------------------------


1) Amortization of deferred Stock-based compensation would be further classified as follows:

                                                                                          SIX MONTHS ENDED JUNE 30,

                                                                                         2002                 2001
                                                                                  ----------------------------------------
Cost of revenues                                                                                   $10                 $8
Research and development expenses                                                                   22                 24
Selling and marketing expenses                                                                       6                 24
General and administrative expenses                                                                112                131
                                                                                  ----------------------------------------
Total                                                                                              150                187
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


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                                    June 30
                                                                                            2002                2001
                                                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   (As Restated -      (As Restated -
                                                                                         See Note 2)         See Note 2)
Net loss                                                                                  $      (4,178)      $      (5,305)

Adjustments to reconcile net loss to net cash used in operating activities
Expenses not affecting operating cash flows:
  Depreciation                                                                                       406                 385
  Amortization of deferred compensation                                                              150                 187
  Unrealized gain from investments                                                                   104                 319
  Severance pay, net                                                                                (48)                (17)
Changes in operating assets and liabilities:
  Trade receivables                                                                                2,264             (1,294)
  Other receivables and other prepaid
    expenses                                                                                        (58)               (422)
  Accounts payable and accrued expenses                                                              312                 244
  Deferred revenues                                                                                  392                (25)
Change in investments, net                                                                       (2,365)              11,190
                                                                                    -----------------------------------------
Net cash provided by (used in) operating activities                                              (3,021)               5,262
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                                                             (231)               (385)
                                                                                    -----------------------------------------
Net cash  (used in) investing activities                                                           (231)               (385)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans                                                                      (107)                (67)
Repayment of long-term loans                                                                        (21)                (39)
Employee options exercised                                                                            44                 178
                                                                                    -----------------------------------------
Net cash provided by (used in) financing activities                                                 (84)                  72
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                                 (3,336)               4,949
Cash and cash equivalents at beginning of period                                                   8,125               4,438
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                                $        4,789      $        9,387
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                                 5                   4
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


1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2001 that are included in ClickSoftware's Form 10-K/A filed with the Securities and Exchange Commission on January 24, 2003. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements as of and for the year ended December 31, 2001, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. \

2.   RESTATEMENT

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

     The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses: $297,000 and $168,000 for the six and three months ended June 30, 2002, respectively and $386,000 and $141,000 for the six and three months ended June 30, 2001, respectively.

     The impact of the adjustments on the financial statements of the Company is set forth below.


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    AS OF JUNE 30, 2002
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE SHEET:

                                                              DECEMBER 31,           EFFECT OF             DECEMBER 31,
                                                                 2001               RESTATEMENT                2001
                                                          ---------------------------------------------------------------
                                                            (AS PREVIOUSLY                                (AS RESTATED)
ASSETS                                                        REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                              $8,125                                     $8,125
Short-term investments                                                  1,846                                      1,846
Trade receivables, net                                                  6,623              (1,016)                 5,607
Other receivables and prepaid expenses                                  1,671                (186)                 1,485


                                                          ---------------------------------------------------------------
          Total current assets                                         18,265              (1,202)                17,063

Property and equipment, net                                             3,450                (465)                 2,985
Severance pay deposits                                                    652                                        652
                                                          ---------------------------------------------------------------
          Total assets                                                $22,367             $(1,667)               $20,700
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                         $140                                       $140
Accounts payable and accrued expenses                                   2,785                (121)                 2,664
Deferred revenues                                                          68                                         68
                                                          ---------------------------------------------------------------
       Total current liabilities                                        2,993                (121)                 2,872
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                            21                                         21
Accrued severance pay                                                   1,379                                      1,379
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,400                                      1,400
                                                          ---------------------------------------------------------------
       Total liabilities                                                4,393                (121)                 4,272
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                   101                                         101
Additional paid-in capital                                            69,143                                      69,143
Deferred stock compensation                                            (401)                                       (401)
Accumulated deficit                                                 (50,826)               (1,546)              (52,372)
 Treasury stock, at cost:39,000 shares                                  (43)                                        (43)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                     17,974               (1,546)                16,428
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                           $22,367              $(1,667)               $20,700
                                                          ===============================================================


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    AS OF JUNE 30, 2002
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE SHEET:

                                                               JUNE 30,              EFFECT OF             JUNE 30,
                                                                 2002               RESTATEMENT              2002
                                                          ---------------------------------------------------------------
                                                            (AS PREVIOUSLY                              (AS RESTATED)
ASSETS                                                        REPORTED)
CURRENT ASSETS:
Cash and cash equivalents                                              $4,789                                     $4,789
Short-term investments                                                  4,107                                      4,107
Trade receivables, net                                                  5,189              (1,846)                 3,343
Other receivables and prepaid expenses                                  1,543                                      1,543

                                                          ---------------------------------------------------------------
          Total current assets                                         15,628              (1,846)                13,782

Property and equipment, net                                             3,161                (351)                 2,810
Severance pay deposits                                                    737                                        737
                                                          ---------------------------------------------------------------
          Total assets                                                $19,526             $(2,197)              $ 17,329
                                                          ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans                                                          $33                                        $33
Accounts payable and accrued expenses                                   3,156                (180)                 2,976
Deferred revenues                                                         460                                        460
                                                          ---------------------------------------------------------------
       Total current liabilities                                        3,649                (180)                 3,469
                                                          ---------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term loans                                                             -                                          -
Accrued severance pay                                                   1,416                                      1,416
                                                          ---------------------------------------------------------------
       Total long-term liabilities                                      1,416                                      1,416
                                                          ---------------------------------------------------------------
       Total liabilities                                                5,065                (180)                 4,885
                                                          ---------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.02 par value:                                   102                                         102
Additional paid-in capital                                            69,186                                      69,186
Deferred stock compensation                                            (251)                                       (251)
Accumulated deficit                                                 (54,533)               (2,017)              (56,550)
 Treasury stock, at cost: 39,000 shares                                 (43)                                        (43)
                                                          ---------------------------------------------------------------
       Total shareholders' equity                                     14,461               (2,017)                12,444
                                                          ---------------------------------------------------------------
Total liabilities and shareholders' equity                           $19,526              $(2,197)               $17,329
                                                          ===============================================================


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              FOR PERIOD ENDED JUNE 30, 2002
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                                  THREE MONTHS ENDED JUNE 30,
STATEMENT OF OPERATIONS:
                                              2002                 2002                2002                2002
                                     ------------------------------------------------------------------------------------
                                         (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF       (AS RESTATED AND
Revenues:                                   REPORTED)           RESTATEMENT)      RECLASSFICATION)     RECLASSIFIED)

  Software license fees                              $2,476              (1,120)                                  $1,356
  Services                                            2,105                                                        2,105
                                     ------------------------------------------------------------------------------------
     Total revenues                                   4,581              (1,120)                                   3,461
                                     ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      229                 (39)                 91                  281
  Services                                            1,327                                      77                1,404
                                     ------------------------------------------------------------------------------------
     Total cost of revenues                           1,556                 (39)                168                1,685
                                     ------------------------------------------------------------------------------------
     Gross profit                                     3,025              (1,081)              (168)                1,776
                                     ------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                     590                                                          590
  Selling and marketing expenses                      2,933                 (57)              (168)                2,708
  General and administrative
expenses                                                965                (562)                                     403
  Amortization of deferred
Stock-based compensation                                 75                                                           75
                                     ------------------------------------------------------------------------------------
     Total operating expenses                         4,563                (619)              (168)                3,776
                                     ------------------------------------------------------------------------------------
     Operating loss                                 (1,538)                (462)                  -              (2,000)
Interest and other income, net                          172                                                          172
                                     ------------------------------------------------------------------------------------
     Net loss                                      $(1,366)                (462)                                $(1,828)
                                     ------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.05)                                                      $(0.07)
                                     ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,299,148                                                   25,299,148
                                     ------------------------------------------------------------------------------------


STATEMENT OF OPERATIONS:                                           SIX MONTHS ENDED JUNE 30,

                                              2002                 2002                2002                2002
                                     ------------------------------------------------------------------------------------
                                         (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF       (AS RESTATED AND
Revenues:                                   REPORTED)           RESTATEMENT)      RECLASSFICATION)     RECLASSIFIED)
  Software license fees                              $4,081           $(1,705)                                     $2,376
  Services                                            4,191                                                         4,191
                                     -------------------------------------------------------------------------------------
     Total revenues                                   8,272            (1,705)                                      6,567
                                     -------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      229               (59)                   147                  317
  Services                                            2,641                                      150                2,791
                                     -------------------------------------------------------------------------------------
     Total cost of revenues                           2,870               (59)                   297                3,108
                                     -------------------------------------------------------------------------------------
     Gross profit                                     5,402            (1,646)                 (297)                3,459
                                     -------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                   1,407                                                         1,407
  Selling and marketing expenses                      5,791              (114)                 (297)                5,380
  General and administrative
expenses                                              1,953            (1,061)                                        892
 Amortization of deferred
Stock-based compensation                                150                                                           150
                                     -------------------------------------------------------------------------------------
     Total operating expenses                         9,301            (1,175)                 (297)                7,829
                                     -------------------------------------------------------------------------------------
     Operating loss                                 (3,899)              (471)                     -              (4,370)
Interest and other income, net                          192                                                           192
                                     -------------------------------------------------------------------------------------
     Net loss                                      $(3,707)              (471)                                   $(4,178)
                                     -------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.15)                                                       $(0.17)
                                     -------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,105,598                                                    25,105,598
                                     -------------------------------------------------------------------------------------


                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              FOR PERIOD ENDED JUNE 30, 2002
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                                   THREE MONTHS ENDED JUNE 30,
STATEMENT OF OPERATIONS:
                                              2001                 2001                2001                2001
                                     ------------------------------------------------------------------------------------
                                         (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF       (AS RESTATED AND
Revenues:                                   REPORTED)           RESTATEMENT)      RECLASSFICATION))    RECLASSIFIED)
  Software license fees                              $2,883                (940)                                  $1,943
  Services                                            2,161                                                        2,161
                                     ------------------------------------------------------------------------------------
     Total revenues                                   5,044                (940)                                   4,104
                                     ------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      138                 (37)                 81                  182
  Services                                            1,578                                      60                1,638
                                     ------------------------------------------------------------------------------------
     Total cost of revenues                           1,716                 (37)                141                1,820
                                     ------------------------------------------------------------------------------------
     Gross profit                                     3,328                (903)              (141)                2,284
                                     ------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                     685                                                          685
  Selling and marketing expenses                      3,646                 (57)              (141)                3,448
  General and administrative
expenses                                                962                                                          962
  Amortization of deferred
Stock-based compensation                                 16                                                           16
                                     ------------------------------------------------------------------------------------
     Total operating expenses                         5,309                 (57)              (141)                5,111
                                     ------------------------------------------------------------------------------------
     Operating loss                                 (1,981)                (846)                  -              (2,827)
Interest and other income, net                          137                                                          137
                                     ------------------------------------------------------------------------------------
     Net loss                                      $(1,844)                (846)                                $(2,690)
                                     ------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.07)                                                      $(0.11)
                                     ------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,096,522                                                   25,096,522
                                     ------------------------------------------------------------------------------------


STATEMENT OF OPERATIONS:                                            SIX MONTHS ENDED JUNE 30,

                                              2001                 2001                2001                2001
                                     ------------------------------------------------------------------------------------
                                         (AS PREVIOUSLY         (EFFECT OF          (EFFECT OF       (AS RESTATED AND
Revenues:                                   REPORTED)           RESTATEMENT)      RECLASSFICATION))    RECLASSIFIED)
  Software license fees                              $5,986           $(1,039)                                     $4,947
  Services                                            3,574               (87)                                      3,487
                                     -------------------------------------------------------------------------------------
     Total revenues                                   9,560            (1,126)                                      8,434
                                     -------------------------------------------------------------------------------------
Cost of revenues:
  Software license                                      212               (37)                   249                  424
  Services                                            2,950                                      137                3,087
                                     -------------------------------------------------------------------------------------
     Total cost of revenues                           3,162               (37)                   386                3,511
                                     -------------------------------------------------------------------------------------
     Gross profit                                     6,398            (1,089)                 (386)                4,923
                                     -------------------------------------------------------------------------------------
Operating expenses:
  Research and development expenses,
net                                                   1,659                                                         1,659
  Selling and marketing expenses                      7,312              (102)                 (386)                6,824
  General and administrative
expenses                                              1,789               (55)                                      1,734
  Reorganization expenses                               294                                                           294
    Amortization of deferred
Stock-based compensation                                187                                                           187
                                     -------------------------------------------------------------------------------------
     Total operating expenses                        11,241              (157)                 (386)               10,698
                                     -------------------------------------------------------------------------------------
     Operating loss                                 (4,843)              (932)                     -              (5,775)
Interest and other income, net                          470                                                           470
                                     -------------------------------------------------------------------------------------
     Net loss                                      $(4,373)              (932)                                   $(5,305)
                                     -------------------------------------------------------------------------------------
Basic and diluted net loss per share                $(0.17)                                                       $(0.21)
                                     -------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                       25,037,092                                                    25,037,092
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

4.   NET LOSS PER SHARE.

     ClickSoftware computes net loss per share of ordinary shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic an diluted net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding ordinary shares held by a trustee reserved for allocation against employee options granted but not yet exercised. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential ordinary shares were antidilutive

     A total of 4,105,992 and 3,266,161 incremental shares were excluded from the calculation of diluted net loss per ordinary share for the six months ended June 30,2002 and June 30, 2001,respectively.

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

Cost of revenues consists of cost of software license revenues and cost of services.. Cost of software license revenues consists of expenses related to media duplication and packaging of our products, costs of software purchased or licensed for resale and royalties payments to the Chief Scientist. Cost of services consists of expenses related to salaries and expenses of our professional services organizations, costs related to third-party consultants, and equipment costs and royalties payments to the Chief Scientist.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.



RESULTS OF OPERATIONS

Our operating results for each of the three months and six months ended June 30, 2002 and 2001, expressed as a percentage of revenues are as follows:

                                                                 THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30                      ENDED JUNE 30
                                                      -----------------------------------------------------------------------
                                                             2002             2001             2002              2001
                                                         (AS RESTATED     (AS RESTATED     (AS RESTATED      (AS RESTATED
                                                             AND              AND              AND               AND
                                                         RECLASSIFIED)    RECLASSIFIED)    RECLASSIFIED)     RECLASSIFIED)
                                                      -----------------------------------------------------------------------
Revenues:
  Software license                                                   39%             47%               36%               59%
  Services                                                           61%             53%               64%               41%
                                                      -----------------------------------------------------------------------
     Total revenues                                                 100%            100%              100%              100%
Cost of revenues:
  Software license                                                    8%              4%                5%                5%
  Services                                                           41%             40%               43%               37%
                                                      -----------------------------------------------------------------------
     Total cost of revenues                                          49%             44%               48%               42%
                                                      -----------------------------------------------------------------------
     Gross profit                                                    51%             56%               52%               58%
                                                      -----------------------------------------------------------------------
Operating expenses:
  Research and development expenses, net                             17%             17%               21%               20%
  Selling and marketing expenses                                     78%             84%               82%               81%
  General and administrative expenses                                12%             24%               14%               20%
  Reorganization expenses                                              -               -                 -                3%
  Share-based compensation                                            2%               -                2%                2%
                                                      -----------------------------------------------------------------------
     Total operating expenses                                       109%            125%              119%              126%
                                                      -----------------------------------------------------------------------
     Operating loss                                                (58%)           (69%)             (67%)             (68%)
Interest and other income, net                                        5%              3%                3%                5%
                                                      -----------------------------------------------------------------------
     Net loss                                                      (53%)           (66%)             (64%)             (63%)
                                                      =======================================================================

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (As restated and reclassified)

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

The Company applied in these financial statements the SEC staff guidance to classify royalty expenses related to grants received from Chief Scientist Office as part of cost of revenues. Accordingly, the Company reclassified the following amounts from Selling and Marketing expenses to Cost of Revenues expenses:
$297,000 and $168,000 for the six and three months ended June 30, 2002, respectively and $386,000 and $141,000 for the six and three months ended June 30, 2001, respectively.

REVENUES: Company revenues decreased by $0.6 million or 16% to $3.5 million for the three months ended June 30, 2002 from $4.1 million for the three months ended June 30, 2001. This decrease was the result of the general economic conditions. Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in the larger opportunities and smaller than expected initial orders on the deals that did successfully close.

SOFTWARE LICENSE REVENUES: Software license revenues were $1.4 million or 39% of total revenues for the three months ended June 30, 2002, and $1.9 million or 47% of total revenues for the three months ended June 30, 2001. The decrease in software license revenues was the result of the general economic conditions during the second quarter of 2002.

SERVICES Service revenues were $2.1 million or 61% of revenues for the three months ended June 30, 2002, and $2.2 million or 53% of total revenue in the three months ended June 30, 2001. The decrease in services on an absolute basis was primarily due to a decrease in license revenues in the first quarter of 2002.

COST OF REVENUES: Cost of revenues were $1.7 million or 49% of revenues for the three months ended June 30, 2002, and $1.8 million or 44% of revenues for the three months ended June 30, 2001. The decrease in the cost of revenues on an absolute basis was primarily due to a decrease in service deployment costs partially offset by an increase in third party licensing and deployment costs.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $281,000 or 8% of revenues for the three months ended June 30, 2002, and $182,000 or 4% of revenue for the three months ended June 30, 2001. The increase in the cost of software licenses was due to an increase in new third parties' licenses and adaptors sold to new customers in the second quarter of 2002.

COST OF SERVICES: Cost of services was $1.4 million or 41% of revenues for the three months ended June 30, 2002, and $1.6 million or 40% of revenues for the three months ended June 30, 2001. The decrease in the cost of service and maintenance on an absolute basis was primarily due to lower license revenue generated in the first quarter of 2002 as well as service improvements reducing implementation time associated with our products.

GROSS PROFIT: Gross profit as a percentage of revenues was $1.8 million, or 51% for the three months ended June 30, 2002 and $2.3 million, or 56% for the three months ended June 30, 2001. The decrease in the gross profit by $0.5 million or 22% was primarily due to lower revenues in the three months ended June 30, 2002.

OPERATING EXPENSES: Total operating expenses were $3.8 million or 109% of revenues for the three months ended June 30, 2002, and $5.1 million or 125% of revenues for the three months ended June 30, 2001. The decrease in operating expenses was primarily due to the decreases in selling and marketing costs and in General and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $590,000 or 17% of revenues for the three months ended June 30, 2002, and $685,000 or 17% of revenues for the three months ended June 30, 2001.The decrease in research and development expenses on an absolute basis is due to cost controls implemented during the past twelve months.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $2.7 million or 78% of revenues for the three months ended June 30, 2002, and $3.4 million or 84% of revenues for the three months ended June 30, 2001. The decrease in selling and marketing expenses was due to cost controls implemented during the year as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $403,000 or 12% of revenues for the three months ended June 30, 2002, and $962,000 or 24% of revenues for the three months ended June 30, 2001. The decrease in general and administrative expenses was due primarily to a decrease in bad debt expenses by $263,000 and a significant decrease in other general and administrative expenses.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation for the three months ended June 30, 2002 amounted to $75,000 of previously recorded deferred compensation. Stock-based compensation for the three months ended June 30, 2001 amounted to $16,000.

During the quarter, the U.S. dollar amount of expenses incurred in NIS decreased as a result of depreciation of the NIS by 17% in the second quarter of 2002 compared to the second quarter of 2001.



RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(As restated and reclassified)

REVENUES: Company revenues decreased $1.8 million or 22% to $6.6 million for the six months ended June 30, 2002 from $8.4 million for the six months ended June 30, 2001. This decrease was the result of the general economic downturn. Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in larger opportunities and smaller than expected initial orders on the deals that did successfully close.

SOFTWARE LICENSE REVENUES: Software license revenues were $2.4 million or 36% of total revenues for the six months ended June 30, 2002, and $4.9 million or 59% of total revenues for the six months ended June 30, 2001. The decrease in software license revenues was primarily the result of the general economic downturn.

SERVICES: Service revenues were $4.2 million or 64% of revenues for the six months ended June 30, 2002, and $3.5 million or 41% of total revenue in the six months ended June 30, 2001. The increase in service revenues was primarily due to an increase in post-contract support agreements during the first two quarters of 2002.

COST OF REVENUES: Cost of revenues were $3.1 million or 48% of revenues for the six months ended June 30, 2002, and $3.5 million or 42% of revenues for the six months ended June 30, 2001. The decrease in the cost of revenues on an absolute basis was primarily due to a decrease in service deployment costs resulting from operational efficiencies and a decrease in royalty expenses.

COST OF SOFTWARE LICENSES: Cost of software license revenues were $317,000 or 5% of revenue for the six months ended June 30, 2002, and $424,000 or 5% of revenue for the six months ended June 30, 2001. The decrease in the cost of software licenses was due to decrease in royalty expenses.

COST OF SERVICES: Cost of services revenues was $2.8 million or 43% of revenues for the six months ended June 30, 2002, and $3.1 million or 37% of revenues for the six months ended June 30, 2001. The decrease in the cost of services was primarily due to service improvements reducing implementation time associated with our products.

Gross profit as a percentage of revenues was $3.5 million, or 52% for the six months ended June 30, 2002 and $4.9 million, or 58% for the six months ended June 30, 2001. The decrease in the gross profit by $1.5 million or 30% was primarily due to lower revenues in the six months ended June 30, 2002, partially upset by $0.4 million decrease in cost of revenues.

OPERATING EXPENSES: Total operating expenses were $7.8 million or 119% of revenues for the six months ended June 30, 2002, and $10.7 million or 126% of revenues for the six months ended June 30, 2001. The decrease in operating expenses was primarily due to the decreases in selling and marketing costs, decrease in bad debt expenses and one-time reorganization expenses incurred in the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $1.4 million or 21% of revenues for the six months ended June 30, 2002, and $1.7 million or 20% of revenues for the six months ended June 30, 2001. The decrease in research and development expenses on an absolute basis is due to cost controls implemented during the past few quarters.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $5.4 million or 82% of revenues for the six months ended June 30, 2002, and $6.8 million or 81% of revenues for the six months ended June 30, 2001. The decrease in selling and marketing expenses was due to cost controls implemented during the year of 2001 as well as the decrease in revenues that reduced related variable expenses.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $0.9 million or 14% of revenues for the six months ended June 30, 2002, and $1.7 million or 20% of revenues for the six months ended June 30, 2001. The decrease in general and administrative expenses was due primarily to a decrease in bad debt expenses by $472,000 and a significant decrease in other general and administrative expenses.

REORGANIZATION COSTS: Reorganization costs were 0.3 or 3% of revenues for the six months ended June 30,2001. These expenses were primarily costs associated with severance payments to terminated employees. There were no reorganization costs in the six months ended June 30,2002.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation for the six months ended June 30, 2002 amounted to $150,000 of previously recorded deferred compensation. Stock-based compensation for the six months ended June 30, 2001 amounted to $187,000. The decrease in stock-based compensation is attributed to the fact that the amortization of the Deferred stock-based compensation progressively decreases over the four-year amortization period.

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

Net cash provided (used) in the company's operating activities primarily consisted of net losses for the period and changes in short term investment before non-cash expenses primarily consisting of deferred compensation and depreciation, in addition to net changes in trade receivables, prepaid expenses and changes in accounts payable. For the six months ended June 30, 2002, cash used in operations was $3.0 million, comprised of our net loss of $4.2 million, a decrease in trade receivables of $2.3 million, an increase in other receivables of $58,000, an increase in accounts payable of $312, 000, an increase in deferred revenue of $392,000, partially offset by non-cash charges of $612,000 and an increase in short term investments of $2.4 million. For the six months ended June 30, 2001, net cash provided by operations was $5.3 million, comprised of our net loss of $5.3 million, an increase in trade receivables of $1.3 million, an increase in other receivables of $422,000, an increase in accounts payable of

$244, 000, a decrease in deferred revenue of $25,000, a decrease in short term investments of $11.2 million partially offset by non-cash charges of $874,000.

Net cash used in investing activities for the six months ended June 30, 2002 was $ $231,000 and was invested primarily in purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash provided from investing activities for the six months ended June 30, 2001 was $385,000 and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

As of June 30, 2002 we had outstanding trade receivables of approximately $3.3 million. Our trade receivables typically have 30 to 60 day terms, although we have also negotiated longer payment plans with some of our clients. Current economic conditions have increased the difficulties in collecting accounts receivables and the typical collection period has lengthened. For the six months ended June 30, 2002 our DSO (Day Sales Outstanding) was 87 days, an increase of 14 days from 73 for the six months ended June 30, 2001.

Since inception, we have received aggregate payments from the Government of the State of Israel in the amount of $5.9 million related to research and development. As of June 30, 2002, we have paid or accrued royalties related to these funds in the amount of $2.2 million.

The Company also has an aggregate of $33,000 in term loans relating to borrowings for working capital.

We have a $1.0 million unsecured line of credit with an Israeli bank. Our bank in Israel has issued two standby letters of credit on our behalf. One is for $125,000 for tenant improvements related to our facilities in Israel. This letter of credit will mature in September 2003. The other is for $817,000 and secures our performance pursuant to projects with the Government of Israel. Portions of this letter will mature between August 2002 and February 2003 and are subject to renewal. Silicon Valley Bank has issued a letter of credit on our behalf in the amount of $205,560 to assure performance under the terms of our Campbell, CA lease. This letter of credit will mature on the earlier of ClickSoftware achieving four profitable quarters, or June 30, 2007. Additionally, Bank Leumi in the Silicon Valley has issued a letter of credit on our behalf in the amount of $1.7 million to secure our performance of a project in Australia. This letter of credit will mature between October 2002 and August 2003. We have an arrangement with Bank Leumi for us to deposit funds to secure this letter of credit of 100%-115% of the credit amount. The deposit under this arrangement totaled $2 million as of June 30,2002.

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

RISKS RELATED TO OUR BUSINESS

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND THE COMPANY'S RESULTS OF OPERATIONS. Current predictions for the general economy continue to indicate uncertain economic conditions. Weak economic conditions may cause continued reductions in information technology spending generally. We experienced and may continue to experience an adverse impact on the demand for our products, which would adversely affect our results of operations. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner, which may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

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

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES. Our market is characterized by rapid technological change, dynamic client needs, and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. For example, we offer Windows NT versions of our products due to the market acceptance of Windows NT over the last several years. While we interface smoothly with UNIX systems, we currently do not provide UNIX versions of our software. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and continue to make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future that could impair our revenue and operating results.

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


                                                          YEAR OF MATURITY         TOTAL CARRYING
                                                          2002        2003      AFTER 2003      VALUE
                                                                  (in thousands of dollars)

A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
------------------------------------------------------
Cash and equivalents                                     $ 4,789           -         -         $ 4,789
  Average interest rate                                     2.0%           -         -            2.0%
Commercial Papers                                        $ 1,800           -         -         $ 1,800
  Average interest rate                                     2.0%           -         -            2.0%
Bank Deposits                                                  -    $  2,000         -         $ 2,000
  Average interest rate                                        -        2.2%         -            2.2%
Corp Bonds                                               $   307           -         -         $   307
  Average interest rate                                     2.2%           -         -            2.2%

B) TERM DEBTS:
--------------
N.I.S indexed loans                                      $     2    $      2         -               4
  Average interest rate                                     5.4%        5.4%         -            5.4%
Leases US$                                               $    12    $      1         -         $    13
  Average interest rate                                     7.1%        7.1%         -            7.1%
Leases GBP                                               $    10    $      6         -         $    16
  Average interest rate                                     3.5%        3.5%         -            3.5%


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

                                       CLICKSOFTWARE TECHNOLOGIES LTD.
                                       (Registrant)

                                       By:  /s/ SHMUEL ARVATZ
                                       ----------------------
                                       Name: Shmuel Arvatz
                                       Title: Executive Vice President and
                                       Chief Financial Officer


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


February 27, 2003
                                           By: /s/ Moshe BenBassat
                                               ------------------------
                                           Moshe BenBassat
                                           Chairman and Chief Executive Officer

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