Form 10-K
period 2002-12-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-03-24
CIK 1105841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
---
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

---
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number    000-30827
--------------------------------------------------------------------------------

                         CLICKSOFTWARE TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)

           Israel                                              Not Applicable
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      34 Habarzel Street
       Tel Aviv, Israel                                             69710
-------------------------------                              -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (972-3) 765-9400
                                                   -----------------

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

        /X/ Yes    / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the ordinary shares held by nonaffiliates of the Registrant, based upon the closing sale price of the ordinary shares on June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) as reported by the Nasdaq National Market, was approximately $5.2 million. Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2003, there were approximately 26,373,249 Ordinary Shares of the Registrant outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

The Registrant's Proxy Statement and Notice of Annual General Meeting of Shareholders is incorporated by reference.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                      PAGE 2

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                           -----

PART I
     Item 1.  Business....................................................    4
     Item 2.  Properties..................................................   12
     Item 3.  Legal Proceedings...........................................   13
     Item 4.  Submission of Matters to a Vote of Security Holders.........   13

PART II
     Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   14
     Item 6.  Selected Consolidated Financial Data........................   15
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   16
     Item 7A. Quantitative and Qualitative Disclosures About Market
              Risk........................................................   33
     Item 8.  Financial Statements........................................   34
     Item 8A. Unaudited Consolidated Quarterly Financial Data ............   50
     Item 9.  Changes In and Disagreement With Accountants on Accounting
              and Financial Disclosure....................................   50

PART III
     Item 10. Directors and Executive Officers of the Registrant..........   52
     Item 11. Executive Compensation......................................   52
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................   52
     Item 13. Certain Relationships and Related Transactions..............   52
     Item 14. Controls and procedures.....................................   52
     Item 15. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................     53

SIGNATURES................................................................   55



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

ITEM 1. BUSINESS

We provide software products for optimizing service operations, which are designed to improve customer responsiveness and the utilization of service resources. Our products allow our clients to respond quickly to customers' demands for service while improving utilization of service personnel and reducing operational costs.

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

We were incorporated in Israel in 1979. We have: a wholly-owned subsidiary incorporated in the U.S., ClickSoftware, Inc.; a wholly-owned subsidiary incorporated in the United Kingdom, ClickSoftware Europe, Limited; a wholly-owned subsidiary in Belgium, ClickSoftware Belgium, N.V.; and a wholly-owned subsidiary incorporated in Germany, ClickSoftware Central Europe GmbH. On January 21, 2002 our U.S. subsidiary incorporated a wholly owned subsidiary in Australia, ClickSoftware Australia Pty Limited. Our product development efforts are conducted primarily in Israel. Our sales and marketing and implementation efforts in North America, Europe, and Asia Pacific and Africa are conducted by our subsidiaries.

PRODUCTS

We provide solutions for end-to-end service chain optimization that are designed to increase revenue and customer responsiveness while reducing costs. Our Service Optimization suite includes strategic and tactical workforce planning, optimized service scheduling, intelligent problem resolution, wireless workforce management, and business analytics, connecting various organizational levels and all functions, from executive strategy to operational execution.

Our service optimization solutions are utilized by leading service organizations in several service industry segments, including: telecommunications, computer and office equipment, industrial equipment, medical equipment, building automation, utilities, financial services, aerospace & defense, and home services. ClickSoftware's solutions can deliver improvements in:

     o    field workforce productivity
     o    responsiveness to customers
     o    quality of service delivered
     o    profitability of the service operation
     o    reduction in missed customer commitments


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                      PAGE 4

We have achieved our position in service chain optimization through years of experience in a variety of service operations. The result is a highly advanced technology with the flexibility to model and accommodate varying business types and processes. The ease with which it can be integrated with leading customer relationship management (CRM) and enterprise resource planning (ERP) solutions, often with standard interface adaptors, enables ClickSoftware customers to accelerate the deployment of the solution.

SERVICE OPTIMIZATION SUITE OF PRODUCTS
Our suite of products provides an end-to-end solution for improving the efficiency and effectiveness of service operations. Our key products utilize an advanced optimization engine to drive decisions within service organizations based on common business goals and policies from the CEO to the field technician. Our Service Optimization suite includes:

CLICKPLAN provides interactive and automated workforce planning for staffing and deployment of the field workforce based on forecasted workload. ClickPlan enables service organizations to resolve workforce shortages and surpluses weeks and months in advance. Comparing available resources to forecasted workloads, ClickPlan helps determine the best strategy to ensure the right people are in the right place, at the right time.

CLICKSCHEDULE optimizes service scheduling and routing for improving workforce productivity by balancing customer, resource, and organizational preferences including contractual commitments, priority, drive time, skills, and resource availability. Configuration capabilities, very high scalability and use of standard eXtensible Markup Language (XML) interfaces are designed to improve integration with enterprise systems and deployment according to organizational business policies and processes.

CLICKFIX provides intelligent diagnostics and problem resolution for reducing service costs. ClickFix enables faster resolution of customer issues at multiple levels of service contact, from the call center to the field. Based on an intelligent engine that utilizes specific knowledge about customers' equipment, ClickFix diagnoses and resolves problems independent of the user's skills, experience, and knowledge. Accessibility via the Web empowers customers to resolve problems themselves at any time of day, and often without a resource, requiring fewer onsite visits.

CLICKMOBILE provides wireless workforce management for monitoring field workforce activities and reducing the labor of dispatching. ClickMobile enables job detail notification from the field and allows for field updates even when resources are out of wireless coverage. Assignments created in ClickSchedule are dispatched to field devices based on configurable workflows while enabling real-time visibility into workforce activity including job status, start, and end time.

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

CLICKFORECAST provides field service workload forecasting to help companies reduce excess workforce capacity. ClickForecast can combine historical service workload with future business events to create a forecast for each territory, job type, or business unit. ClickForecast enables service managers, marketing, and sales to collaboratively determine required staffing levels, and create multiple forecast scenarios, each with different business assumptions.

TECHNOLOGY

The Service Optimization suite utilizes a foundation of core technologies that we developed over a period of more than 10 years in the service industry. Originally brought to market as W-6 Service Scheduler and TechMate, these technologies include sophisticated algorithms and business process representation tools. Our research and development personnel have been working on service optimization technology solutions since 1985, including algorithmic software solutions, system integration and implementations. The Service Optimization suite, with its depth and breadth, reflects our experience and investment into the complex optimization and decision support troubleshooting needs of service organizations.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                      PAGE 5

Analogous to, but more complex than the supply chain, the service chain involves different variables and challenges including the scheduling of personnel with varying skills in different locations to simple and complex tasks. All of these variables must be considered in constantly changing conditions to meet the fast pace typical of service-level and profit driven organizations.

Our applications are standards-based, facilitating integration with related Customer Relationship Management (CRM), Enterprise Resource Planning (ERP) or supply chain functions. Service Optimization client applications run on standard web browsers and Windows-based computers. The application server supports leading database management systems, including Oracle (Windows and non-Windows) and Microsoft SQL Server scalable enough to meet the demands of large service organizations. Service Optimization delivers inherent scalability based on a DYNAMIC LOAD BALANCING architecture that uses thin clients, a stateless server model, multi-threaded application servers and relational databases.

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

Service Optimization incorporates several critical technologies to provide intelligent decision support in a scalable and open architecture:

     o Application software and web servers capable of performing optimization, problem resolution, and Internet access to the application host system; and
     o Application Programming Interfaces (APIs) based on eXtensible Markup Language (XML), enable other applications to integrate and access Service Optimization data and services without additional training or applications for users to adopt.

Our optimization merges mathematical disciplines and experience with real-life service operations. The result is an algorithm that combines the traits of several optimization disciplines including adaptive learning, genetic algorithms, taboo search, and geographic clustering. Our optimization overcomes the challenge of a vast number of possible schedules by first rapidly identifying all feasible schedules, and then selecting the best schedules. The schedule is selected by evaluating each feasible schedule by weighted cost of service, job revenue, and customer satisfaction to create a BUSINESS VALUE for the schedule. The business value is then used to compare the quality of all schedules, constantly maintaining an optimized schedule. ClickFix's diagnostic and problem resolution engine includes algorithms for problem resolution based on equipment design and field knowledge, a knowledge base with self-learning capabilities, and an intelligent component that creates new trouble shooting solutions based on modeling both equipment structure and historic data.

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                      PAGE 6

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT
Our professional services organization is staffed by employees with significant experience in the resource optimization field. We provide our clients with consulting and deployment services, upgrades, and comprehensive training and support to help achieve business goals with a quick return on investment. Our consulting services include:

     o Business Analysis. Our consultants assess current or planned scheduling needs, develop and document the project plan, and deliver the design specification. We provide a configuration and implementation roadmap to help meet business goals, including an analysis of return on investment and business change management.
     o Project Implementations. Our professional services consultants individually, or as members of our clients' teams, implement and assist in the configuration of our solutions to accelerate the project deployment schedule and ensure a successful implementation process.
     o Project Advisory Services - We offer a packaged set of reviews and consulting services targeted at ensuring the ability of our implementation partners to deliver a working solution. We have provided this service to date to support relatively simple implementations of specific niche customers such as utilities.

Customer support is available by telephone and over the Internet. Customer support is billed as a percentage of license fees depending upon the level of support coverage requested by the customer. Support is provided by the technical support team in our product development group, ensuring detailed product knowledge and access to experts and testing facilities when required. The customer support team works closely with the professional services organization in providing technical support during client project implementations and transferring completed projects from professional services organization to the customer support team.

SALES AND MARKETING

We market and sell our products primarily through our direct sales force, which is located in North America, Europe, and the Asia Pacific and Africa region. Our multidisciplinary sales teams consist of field sales executives, sales support engineers and internal sales staff. The internal sales staff is responsible for generating leads and qualifying prospective clients. Sales support engineers assist the sales executives in the technical aspects of the sales process, including preparing demonstrations and technical proposals. Our sales executives are responsible for completing the sales process and managing the post-sale client relationship, which consists of ongoing relationship management and the sale of additional licenses, as clients require additional resources. Our management also takes an active role in our sales efforts. The knowledge gained by our sales and marketing force is also communicated to our product marketing group, which guides our development team. This enables our organization to align the functionality of our products with customer needs.

We typically direct our sales efforts to the client's chief executive officer, the chief information officer, the vice presidents of customer service and other senior executives responsible for improving customer service at our clients' organizations. We focus our marketing efforts on identifying potential new clients, generating new sales opportunities, and creating awareness in our target markets about the value of our products and their applications. Our programs target prospective clients across a wide variety of industries, business relationships and geographies. In order to effectively promote product awareness, we engage in marketing activities in a wide variety of areas including public relations and analyst relations, email campaigns, web seminars with our customers and industry analysts, a newsletter and advertising creation and placement, direct mailings and trade shows. As of December 31, 2002, we employed over 30 individuals in our sales and marketing department.

Our business development organization supports joint marketing activities with our business partners. Our business relationships enable us to use our partners' market presence and sales channels to create additional revenue opportunities. We have entered into co-marketing arrangements with leading ERP companies and CRM vendors. We participate in joint sales efforts. A partial list of these vendors includes Amdocs Clarify CRM, SAP AG, and Siebel Systems.

We have also established relationships with large System Integrator (SI) organizations such as Accenture, IBM business consulting services, Deloitte Consulting, and Bering

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                      PAGE 7
point. These partners have committed various levels of resources to integrate, customize and implement our solutions. Depending on the strength of the relationship, we have co-invested in training and certifying their professional services teams, developed co-marketing programs, and incorporated our products into their marketing/referral strategies.

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

CUSTOMERS
We sell our products to a broad base of clients representing a variety of industries with unique needs, including telecommunications, utilities, high-technology service providers and home equipment retailers. The following is a representative list of our clients or end-users using our products. This list of clients is representative of the geographically dispersed client base, the various industries utilizing our products and the various stages of deployment of our product lines. Each of these clients accounted for at least $500,000 of product and/or service revenues for 2002 and, as a group, these clients accounted for approximately 46% of our total revenues for 2002:

Accenture Australia Limited
 Gaz Metropolitain Inc.
 London Electricity plc.
 Philips Medical Systems Nederland B.V.
 Siemens ICN
 Siemens Westinghouse Power Company
 Telstra Corporation

No customer accounted for greater than 10% of revenues during the year ended December 31, 2002.

RESEARCH AND DEVELOPMENT

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

Our research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, totaled $3.8 million for the year ended December 31, 2002, $4.4 million for the year ended December 31, 2001 and $5.4 million for the year ended December 31, 2000. As of December 31, 2002, we employed 28 individuals in our research and development group.

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                      PAGE 8

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

We have two patent applications pending with both the Israeli Patent Office and the United States Patent Office. As we continue to develop new applications of our products, we will consider additional patent applications. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us.

We own U.S. trademark registrations for the marks AITEST and CLICKANALYZE, and have filed applications for registration of the marks CLICKPLAN, CLICKFORECAST, CLICKSCHEDULE, and CLICKFIX. In the European Union, we own trademark registrations for CLICKFIX and CLICKSCHEDULE, CLICKANALYZE, CLICKFORECAST, and CLICKPLAN.

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

Our end-user licenses are designed to prohibit unauthorized use, copying and disclosure of our software and technology in the United States, Israel and other foreign countries. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. Unauthorized third parties may be able to copy some portions of our products or reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and/or to enforce our rights to our technology, we may lose competitive position in the market. We cannot assure you that our means of protecting our intellectual property rights in the United States, Israel or elsewhere will be adequate or that competing companies will not independently develop similar technology. In addition, some of our licensed users may allow additional unauthorized

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                      PAGE 9
users to use our software, and if we do not detect such use, we could lose potential license fees.

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

EMPLOYEES

As of December 31, 2002, we had 115 full-time employees: 28 engaged in research and development, 30 in sales, marketing and business development, 38 in professional services and technical support and 19 in finance, administration and operations. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

During the fourth quarter of 2002 we announced a reorganization plan under which we implemented an across the board salary reduction and reduced our workforce by approximately 40 employees, mainly from those engaged in research and development activities. (See also note 4 of the notes to our consolidated financial statements attached hereto).

61 of our employees are located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimums. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies and severance funds. Severance pay expenses amounted to $283,000 in 2002, $266,000 in 2001 and $562,000 in 2000.

Israeli law provides that employment arrangements with employees not in senior managerial positions, or whose working conditions and circumstances do not facilitate employer supervision of their hours of work, must provide for compensation which differentiates between compensation paid to employees for a 43 hour work week or for maximum daily work hours and compensation for overtime work. Israeli law also limits the maximum number of hours of overtime. Certain of our employment compensation arrangements are fixed and do not differentiate between compensation for regular hours

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 10
and overtime work. Therefore, we may face potential claims from these employees asserting that the fixed salaries do not compensate for overtime work. While there is no certainty that such claims will prevail, even if they do, we do not believe that these claims would have a material adverse effect on us.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and certain information about them as of February 28, 2003 are as follows:

NAME                  AGE   POSITION
----                  ---   --------
Dr. Moshe BenBassat   55    Chief Executive Officer and Chairman of the Board
Shmuel Arvatz         40    Executive Vice President and Chief Financial Officer
David Schapiro        45    Executive Vice President, Markets & Products
Hannan Carmeli        44    Executive Vice President, Worldwide Professional
                            Services
Amit Bendov           38    Senior Vice President, Product Marketing
Dr. Israel Borovich   61    Director
Roni A. Einav         58    Director
Nathan Gantcher       62    Director
Eddy Shalev           55    Director
James W. Thanos       54    Director

DR. MOSHE BENBASSAT co-founded ClickSoftware and has served as Chairman and Chief Executive Officer since its inception. From 1987 to 1999, Dr. BenBassat served as a Professor of Information Systems at the Faculty of Management at Tel-Aviv University. Dr. BenBassat has also held academic positions at the University of Southern California and the University of California in Los Angeles. From 1996 to January 1999, Dr. BenBassat also served as a board member of Tadiran Telecommunications Inc., a telecommunications company. From 1990 to 1996, Dr. BenBassat served as a board member of Tadiran Electronic Systems Ltd., a defense electronics company. Dr. BenBassat holds Bachelor of Science, Master of Science and PhD. degrees in Mathematics and Statistics from Tel-Aviv University.

SHMUEL ARVATZ has served as Executive Vice President and Chief Financial Officer of ClickSoftware Technologies since October 20, 2002. Prior to his position at ClickSoftware, Mr. Arvatz served as the Chief Financial Officer at Shrem, Fudim, Kelner Technologies Ltd., a leading investment house in Israel. He also served as Executive Vice President and Chief Financial Officer of Tecnomatix Technologies Ltd. (NASDAQ: TCNO), a provider of software e-manufacturing solutions. From 1990 to 1999, Mr. Arvatz served as Vice President and Chief Financial Officer at ADC Israel Ltd. (previously Teledata Communications Ltd., a telecommunications equipment provider which was acquired by ADC Telecom Inc. in
1998). Mr. Arvatz holds a B.A. in Accounting and Economics from Bar-Ilan University.

DAVID SCHAPIRO has served as our Executive Vice President of Markets and Products since April 2001. Prior to this role and since 1999, he held various executive roles in our product development group, including Senior Vice President of Product Development. From October 1996 through 1998, Mr. Schapiro served as the ClickSchedule Division General Manager and prior to that in various management and marketing positions at ClickSoftware including Vice President of Business Development. From 1984 to 1996, Mr. Schapiro served in positions at Applied Materials, a semiconductor equipment manufacturer, and Scitex Corporation, a digital printing system company. Mr. Schapiro received a Bachelor of Science degree in Mathematics and Computer Science from Tel-Aviv University, and a Master of Science degree in Computer Science from Bar-Ilan University.

HANNAN CARMELI has served as our Executive Vice President of Worldwide Professional Services since August 2002. Prior to this role, he has served as our Senior Vice President, Products, Services and Operations since January 2001. From August 1996 to December 2000, Mr. Carmeli held various executive roles including General Manager of the TechMate Division as well as Manager of Product Services and Operations. Prior to joining us, Mr. Carmeli held R&D and field positions with software vendors ranging from software development through product management and sales management. Mr. Carmeli holds a Bachelor of Science degree from the Technion Institute and a Master of Science degree in Computer Science from Boston University.

AMIT BENDOV has served as our Senior Vice President of Product Marketing since July 1998. From September 1996 to June 1998, Mr. Bendov served as our Director of Customer Support and Integration. From August 1994 to August 1996, Mr. Bendov served as our

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 11

Research and Development Manager. Mr. Bendov holds a Bachelor of Science degree in Computer Science and Statistics from Tel Aviv University.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 12

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

NATHAN GANTCHER has served as a director of ClickSoftware since April 2000. Since January 2002, Mr. Gantcher has served as Co-Chairman, President and CEO of Alpha Investment Management LLC. From October 1997 to October 1999, Mr. Gantcher served as Vice Chairman of CIBC World Markets Corp. From 1983 to November 1997, Mr. Gantcher served as President, Chief Operating Officer and Co-Chief Executive Officer of Oppenheimer & Co. Since 1983, Mr. Gantcher has served as Chairman of the Board of Trustees of Tufts University. Mr. Gantcher is a member of the Board of Overseers at the Columbia University Graduate School of Business, a director of Mack-Cali Realty Corp and the Jewish Communal Fund, and a trustee of the Anti-Defamation League Foundation. Mr. Gantcher holds a Bachelor of Arts degree in Business from Tufts University and a Master of Business Administration degree from the Columbia University Graduate School of Business. Mr. Gantcher has notified us that he will not stand for reelection as a director at our next annual shareholders meeting.

EDDY SHALEV has served as a director of ClickSoftware since April 1997. Since April 1997, Mr. Shalev has also served as a director of Fundtech Corp. and other publicly traded high tech companies. Mr. Shalev is the Managing General Partner of Genesis Partners. Mr. Shalev holds a Master of Science degree in Management Information Systems from Tel Aviv University.

JAMES W. THANOS has served as a director of ClickSoftware since May 2000. From October 1999 to June 2002, Mr. Thanos served as Executive Vice President, Worldwide Field Operations of BroadVision, Inc. From March 1998 to October 1999, Mr. Thanos served as BroadVision's Vice President and General Manager, Americas. Prior to working for BroadVision, Mr. Thanos served as Senior Vice President of Worldwide sales at Aurum Software. Mr. Thanos holds a Bachelor of Arts degree in International Relations and a Bachelor of Arts degree in Behavioral Sciences from Johns Hopkins University.

Executive officers serve at the discretion of the Board and are appointed annually. The employment of each of our officers is at will and may be terminated at any time, with or without cause. There are no family relationships between any of the directors or executive officers of ClickSoftware.

ITEM 2. PROPERTIES

We have a seven-year lease for approximately 17,130 square feet of office space in Campbell, California that expires in 2007. During the fourth quarter of 2002, as part of our reorganization plan we closed our office in Campbell, California and moved our North America headquarters to Burlington, Massachusetts. We have a three-year lease for approximately 6,900 square feet of office space in Burlington, Massachusetts that expires in 2004. We are currently negotiating the final termination of the Campbell lease agreement. (See also note 4 of the notes to our consolidated financial statements attached hereto).

We also lease approximately 19,720 square feet of office space in Tel Aviv, Israel. The office space is leased pursuant to a lease that expires in June 2003. In March 2003 we signed an agreement under which we extended the current lease agreement for an additional two years, reduced the office space to approximately 14,100 square feet and reduced the rent per square foot. Our U.K. subsidiary currently operates from a leased facility of approximately 2,700 square feet in Slough, near London. We also lease

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 13
additional smaller offices in various sites throughout North America and the European continent. We consider that our current office space is sufficient to meet our anticipated needs for the foreseeable future.

Anticipated minimum net rents for these facilities are approximately $600,000 for the twelve months ending December 31, 2003 and will decrease to $420,000 for 2004 and $75,000 for 2005, with the expiration of some of the leases.

ITEM 3. LEGAL PROCEEDINGS

In December 2002, a lawsuit was filed against us and our current and former officers in the United States District Court for the District of Massachusetts asserting securities law claims on behalf of persons who purchased our ordinary shares between June 22, 2000 and October 21, 2002. To date, the complaint has not been served on any of the defendants, nor has the plaintiff taken any other action in connection with the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 14

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our ordinary shares were quoted on the NASDAQ National Market under the symbol "CKSW" between June 22, 2000 and August 28,2002 and on the NASDAQ SmallCap Market under the symbol "CKSW" (or "CKSWE") from August 29, 2002. Prior to that time, there was no public market for our ordinary shares. The following table sets forth for the periods indicated, the high and low closing prices of our ordinary shares as quoted by the NASDAQ National Market or the Nasdaq SmallCap Market, as applicable to the relevant period:

FISCAL YEAR ENDED DECEMBER 31, 2002                     HIGH               LOW
-----------------------------------                     ----               ---
First Quarter                                         $ 2.25            $ 1.10
Second Quarter                                        $ 1.20            $ 0.32
Third Quarter                                         $ 0.58            $ 0.36
Fourth Quarter                                        $ 0.44            $ 0.08

FISCAL YEAR ENDED DECEMBER 31, 2001                     HIGH               LOW
-----------------------------------                     ----               ---
First Quarter                                         $ 2.72            $ 0.75
Second Quarter                                        $ 1.43            $ 0.56
Third Quarter                                         $ 1.82            $ 0.70
Fourth Quarter                                        $ 1.47            $ 0.82

As of March 13, 2002, there were 82 stockholders of record of our Ordinary
Shares.

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

As of December 31, 2002, we have used a portion of the aggregate net proceeds of $28.2 million from our initial public offering of ordinary shares for the following purposes:

     o approximately $9.5 million to expand our international operations including infrastructure and sales and marketing expenses;
     o approximately $7.5 million to expand our domestic operations by hiring additional employees, leasing additional office space and expanding our infrastructure; and
     o    approximately $7.0 million for domestic sales and marketing.

The remaining proceeds will be used for general corporate purposes, including working capital, expansion of our sales and marketing capabilities, and acquisitions of, or investments in businesses, products and technologies that are complementary to our business. We have no current plans, agreements or commitments with respect to any such acquisition, and we are not currently engaged in any negotiations with respect to any such transaction.

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


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 15

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998, have been derived from our audited financial statements (as restated with respect to the years ended December 31, 1999, 2000 and 2001). The consolidated statements of operations data for the years ended December 31, 1999, 1998 and selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements that are not included herein (as restated with respect to the years ended December 31, 1999, 2000 and 2001). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this statement.

See note 3 of the notes to our consolidated financial statements that are included on the Form 10-K/A for the year December 31, 2001 that we filed with the SEC on January 24, 2003 for a description of the restatement of our financial statements as applicable to the years ended December 31, 1999, 2000 and 2001.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                             YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------
                                                        2002            2001           2000           1999          1998
                                                        ----            ----           ----           ----          ----

                                                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Software license                                      $   7,113       $  11,734      $   7,412     $   5,062       $  3,932
  Services                                                  8,640           6,441          5,178         4,912          2,139
                                                    --------------------------------------------------------------------------
    Total Revenues                                         15,753          18,175         12,590         9,974          6,071
                                                    --------------------------------------------------------------------------
Cost of Revenues:
  Software License                                            949             798            454           219            165
  Services                                                  5,804           5,498          5,301         4,469          2,377
                                                    --------------------------------------------------------------------------
    Total cost of revenues                                  6,753           6,296          5,755         4,688          2,542
                                                    --------------------------------------------------------------------------
Gross Profit                                                9,000          11,879          6,835         5,286          3,529
                                                    --------------------------------------------------------------------------
Operating Expenses:
  Research and Development expenses, net                    2,806           3,246          4,300         2,910          2,284
  Selling and Marketing expenses                           10,473          12,499         13,654         7,945          5,803
  General and Administrative Expenses                       3,106           4,048          3,717         1,759          1,333
  Restructuring and assets impairment                       2,665             294              -             -              -
  Amortization of deferred Stock-based
      Compensation                                            300             437          1,237           738              -
                                                    --------------------------------------------------------------------------
Total Operating Expenses                                   19,350          20,524         22,908        13,352          9,420
                                                    --------------------------------------------------------------------------
Loss from Operations                                     (10,350)         (8,645)       (16,073)       (8,066)        (5,891)
Interest and other income, net                                252             649            679         (254)             33
                                                    --------------------------------------------------------------------------
Net Loss                                                $(10,098)       $ (7,996)      $(15,394)     $ (8,320)       $(5,858)

Dividend related to convertible preferred shares                -               -              -       (4,989)              -
                                                    --------------------------------------------------------------------------
Net loss attributable to ordinary shareholders          $(10,098)       $ (7,996)      $(15,394)     $(13,309)       $(5,858)
                                                    ==========================================================================

Basic and diluted net loss per ordinary share           $  (0.40)       $  (0.32)      $  (0.68)     $  (2.24)       $ (0.99)
Shares used in computing basic and diluted net
loss per share                                         25,553,891      25,322,771     22,501,563     5,948,816      5,914,735
                                                    ==========================================================================

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 16


CONSOLIDATED BALANCE SHEET DATA:

                                                                      DECEMBER 31,
                                           -------------------------------------------------------------------
                                               2002          2001         2000         1999          1998
                                               ----          ----         ----         ----          ----

                                                                     (IN THOUSANDS)
Cash and cash equivalents                    $   3,400    $   8,125    $   4,438    $   7,838     $   3,770
Short-term Investments                           2,949        1,846       16,878            -             -
Working capital                                  5,849       14,191       21,398        7,666         4,178
Total assets                                    13,957       20,700       28,645       13,843         7,983
Long-term liabilities, net of current
      portion                                    1,476        1,400        1,446        1,112         1,254
Shareholders' equity
                                                 6,684       16,428       23,773        8,480         4,657

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

OVERVIEW

Since late 1996, we have focused on providing service optimization software products based on our W-6 Service Scheduler and TechMate technologies. We have also invested significant resources in developing products based on these technologies. As a result, until 2001, we increased the number of our employees involved in research and development, sales and marketing, and professional services. During 2001 and 2002, we reduced the number of our employees as part of cost cutting measures.

In the fourth quarter of 2002, in light of the continued worldwide economic recession and the ongoing reductions in investments in corporate capital expenditures, we initiated a reorganization plan aimed at reducing our operating expenses. As part of the plan we reduced our workforce by approximately 40 employees, implemented an across the board salary reduction, closed our office in Campbell, California and moved our North America headquarters to Burlington, Massachusetts. As a result of this plan, we recorded in the fourth quarter of 2002 restructuring costs and asset impairment in the amount of approximately $2.7 million. (See also note 4 of the notes to our consolidated financial statements in "Item 8. Financial Statements".)

We believe that in today's economy, successful businesses must constantly increase the performance of existing service resources. Our products emphasize the use of optimization tools for performance enhancement in the service environment and also offer the ability to capture the benefits and efficiencies of the Internet. Accordingly, in September 1999, we began marketing our product lines under new names, ClickSchedule and ClickFix and in May 2000, we changed our company name to ClickSoftware Technologies Ltd. Currently our product offering for service optimization applications include: ClickSchedule, ClickFix, ClickAnalyze, ClickPlan, ClickMobile and ClickForecast.

We derive revenues from software licensing and services. Our operating history shows that a significant percentage of our quarterly revenues come from orders placed toward the end of a quarter. Software license revenues are comprised of perpetual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. We recognize revenues in accordance with the AICPA Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION," or SOP 97-2, as amended. (See note 2 of the notes to our consolidated financial statements attached hereto.)

Service revenues are comprised of revenues from consulting, training, and post-contract customer support. Consulting services are billed at an agreed-upon rate plus incurred expenses. Clients licensing our products generally purchase consulting agreements from us. Post-contract customer support arrangements provide technical support and the right to unspecified updates on an if-and when-available basis. Post-contract customer

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 17
support revenues are charged as a percentage of license fees depending upon the level of support coverage requested by the customer. Our products are marketed worldwide through a combination of a direct sales force, consultants and various business relationships we have with implementation and technology companies and resellers.

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

Restructuring and assets impairment costs consist of write-down of equipment and leasehold improvements related to office space reduction, termination of lease contract and employees severance and benefits costs in connection with the termination of employment of employees. (See also note 4 of the notes to our consolidated financial statements attached hereto.)

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

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses and other expenses are incurred in New Israeli Shekels, or NIS, and a portion of our revenues and expenses are incurred in British Pounds and the European Community Euro. The results of our operations are subject to fluctuations in these exchange rates, which are influenced by various global economic factors.

The effects of changes in foreign currency exchange rates on our results of operations for the years ended December 31, 2002 and 2001 were immaterial.

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian tax rate on our Australian income and the Israeli tax rate discussed below.

Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 18
dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

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

Our recognition of revenue requires judgments and estimates that may significantly impact our consolidated financial statements.

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

In recognizing revenues based on the rate of completion method, we estimate time to completion with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 19
be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future services margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

FISCAL YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

You should read the following discussion in conjunction with the audited consolidated financial statements for the years ended December 31, 2002, 2001, and 2000.

RESULTS OF OPERATIONS

Our operating results for each of the five years ended December 31, 2002, 2001, 2000, 1999 and 1998 expressed as a percentage of revenues are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                         2002      2001       2000       1999        1998

  Software license                                        45%       65%        59%        51%         65%
  Services                                                 55        35         41         49          35
                                                     -----------------------------------------------------
    Total Revenues                                        100       100        100        100         100
                                                     -----------------------------------------------------
Cost of Revenues:
  Software License                                          6         4          4          2           3
  Services                                                 37        31         42         45          39
                                                     -----------------------------------------------------
    Total cost of revenues                                 43        35         46         47          42
                                                     -----------------------------------------------------
Gross Profit                                               57        65         54         53          58
                                                     -----------------------------------------------------
Operating Expenses:
  Research and Development
        expenses, net                                      18        18         34         29          38
  Selling and Marketing expenses                           66        69        108         80          95
  General and Administrative                               20        22         30         18          22
        Expenses
  Restructuring and assets impairment                      17         2          -          -           -
  Amortization of deferred Stock-based
        Compensation                                        2         2         10          7           -
                                                     -----------------------------------------------------
Total Operating Expenses                                  123       113        182        134         155
                                                     -----------------------------------------------------
Loss from Operations                                     (66)      (48)      (128)       (81)        (97)
Interest and other income, net                              2         4          5        (2)           1
                                                     -----------------------------------------------------
Net Loss                                                 (64)      (44)      (123)       (83)        (96)
Dividend related to convertible
  Preferred shares                                          -         -          -       (50)           -
                                                     -----------------------------------------------------
Net loss attributable to ordinary shareholders          (64)%     (44)%     (123)%     (133)%       (96)%
                                                     =====================================================

FISCAL YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

During the third quarter of 2002, the audit committee of our board of directors, with the assistance of outside advisors, conducted a review of our financial statements for 2000 and 2001 and for the first six months of 2002. On October 21, 2002, we announced that we would restate our financial statements for 2000 and 2001 and for the first six months of 2002. Following the reaudit of our financial statements, we restated our financial statements for the announced periods and for the year ended December 31, 1999 and filed an amendment to the 10-K for the three years ended 2001 on January 24, 2003. The financial results provided in this annual report reflect this restatement.

The restatement resulted primarily from the recognition of revenue from sales to reseller customers and other customers, where revenue had been recognized prematurely or should not have been recognized at all. We also reclassified royalty expenses related to grants received from the Chief Scientist from selling and marketing expenses to cost of revenues expenses.

This restatement is further discussed in note 3 of the notes to our consolidated financial statements that are included on the Form 10-K/A for the year December 31, 2001 that we filed the U.S. Securities and Exchange Commission on January 24, 2003.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 20

REVENUES. Revenues decreased $2.4 million or 13% to $15.8 million in 2002, from $18.2 million in 2001. In 2001, revenues increased $5.6 million or 44% to $18.2 million from $12.6 million in 2000. The decrease in revenues from 2001 to 2002 was the result of the general economic downturn. Specifically, increased scrutiny of capital budgets has resulted in unexpected delays in larger sales and smaller initial orders in sales that did successfully close. The increase in revenues from 2000 to 2001 was the result of increased demand for our products and the expanding of our sales and marketing efforts into new markets. In 2002, 48% of our revenues were generated in North America, 30% in Europe, 2% in Israel and 20% in Asia Pacific and Africa. In 2001, 47% of our revenues were generated in North America, 35% in Europe, 2% in Israel and 16% in Asia Pacific and Africa. In 2000, 61% of our revenues were generated in North America, 34% in Europe, 3% in Israel and 2% in Asia Pacific and Africa. The increase in percentage of revenues from the Asia Pacific and Africa region is largely attributable to an expansion of our sales effort in the Asian Pacific region.

SOFTWARE LICENSES. Software license revenues were $7.1 million or 45% of revenues in 2002, $11.7 million or 65% of revenues in 2001, and $7.4 million or 59% of revenues in 2000. The decrease in software license revenues from 2001 to 2002 by $4.6 million or 39% was primarily the result of the general economic downturn. The increase in software license revenues from 2000 to 2001 by $4.3 million or 58% was due to the penetration into new markets as well as increased average sales per client, growth of our client base, and recurring sales to our installed base of clients.

SERVICES. Service revenues were $8.6 million or 55% of revenues in 2002, $6.4 million or 35% of revenues in 2001, and $5.2 million or 41% of revenues in 2000. The increase in services revenues from 2001 to 2002 by $2.2 million or 34% was primarily due to the increase in post-contract support agreements and smaller increase in revenues from consulting services. The relatively small increase in service revenues from 2000 to 2001 by $1.3 million or 24% (as compared to the increase in Software License revenues during that period) was primarily due to an increase in license distribution through third parties also providing implementation services, and increased efficiency in our implementation process.

COST OF REVENUES. Cost of revenues was $6.8 million or 43% of revenues in 2002, $6.3 million or 35% of revenues in 2001, and $5.8 million or 46% of revenues in 2000. The increase in the cost of revenues from 2001 to 2002 by $0.5 million or 7% was primarily due to the increase in new third party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management
(CRM) systems sold during 2002. The increase in the cost of revenues from 2000 to 2001 by $0.5 million or 9% was due to an increase in the number of customers, which resulted in an increased demand for our professional services and increased royalties payments to the Chief Scientist.

COST OF SOFTWARE LICENSES. Cost of software license revenues were $949,000 or 6% of revenues in 2002, $798,000 or 4% of revenues in 2001 and $454,000 or 4% of revenues in 2000. The increase in the cost of software revenues from 2001 to 2002 by $151,000 or 19% was primarily due to the increase in new third party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold during 2002 partially offset by decrease in royalties payments to Chief Scientist. The increase in the cost of software revenues from 2000 to 2001 by $344,000 or 76% was primarily due to increased royalties payments to Chief Scientist.

COST OF SERVICES. Cost of service revenues were $5.8 million or 37% of revenues in 2002, $5.5 million or 31% of revenues in 2001, and $5.3 million or 42% of revenues in 2000. The increase in the cost of services from 2001 to 2002 by $306,000 or 6% was primarily due to increased royalties payments to the Chief Scientist, as well as increased demand for our professional services. The increase in the cost of services from 2000 to 2001, by $197,000 or 4%, was primarily due to increased demand for our professional services. The relatively small increases in cost of services from 2000 to 2001 and from 2001 to 2002 compared to the increase in service revenues in the same years is primarily attributable to the increased service and maintenance productivity.

GROSS PROFIT. Gross profit as a percentage of revenues was 57% in 2002 as compared to 65% in 2001 and 54% in 2000. The decrease in the gross profit from 2001 to 2002 by $2.9 million or 24% was primarily due to lower license revenues in 2002. The increase in the gross profit from 2000 to 2001 by $5.0 million or 74% was primarily due to the increase in license revenues in 2001. The decrease in gross margins from 2001 to 2002 was primarily due to a change in the revenue mix in favor of higher services revenues resulting in lower margins. The increase in gross margins from 2000 to 2001 was primarily due to a change in the revenue mix in favor of software license revenues resulting in higher margins.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 21

OPERATING EXPENSES. Total operating expenses were $19.4 million or 123% of revenues in 2002, $20.5 million or 113% of revenues in 2001, and $22.9 million or 182% of revenues in 2000. The decrease in operating expenses from 2001 to 2002 by $1.2 million or 6% (excluding restructuring and impairment costs of $2.7 million, the decrease was $3.5 millions or 17%) was primarily due to cost cutting measures implemented during the past twelve months partially offset by restructuring and impairment expenses. The decrease in the operating expenses from 2000 to 2001 by $2.4 million or 10% was primarily due to cost cutting measures implemented during 2001. For example, our total number of employees decreased from 198 at the end of 2000 to 157 at the end of 2001 and to 115 at the end of 2002.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net of related grants, were $2.8 million or 18% of revenues in 2002, $3.2 million or 18% of revenues in 2001, and $4.3 million or 34% of revenues in 2000. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, totaled $3.8 million for the year ended December 31, 2002, $4.4 million for the year ended December 31, 2001 and $5.4 million for the year ended December 31, 2000. We received or accrued grants from the Chief Scientist in the amount of $1.0 million in 2002, $1.2 million in 2001 and $1.1 million in 2000. The decrease in research and development expenses from 2001 to 2002 by $440,000 or 14% is primarily due to impact of cost cutting measures implemented during 2002. The decrease in research and development expenses from 2000 to 2001 by $1.1 million or 25% is primarily due to impact of cost cutting measures implemented during 2001. In 2000, we introduced new management products, which required an increase in personnel related costs.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $10.5 million or 66% of revenues in 2002, $12.5 million or 69% of revenues in 2001, and $13.7 million or 108% of revenues in 2000. The decrease in the selling and marketing expenses from 2001 to 2002 by $2.0 million or 16% was primarily due to cost cutting measures implemented during 2002. The decrease in the selling and marketing expenses from 2000 to 2001 by $1.2 million or 8% was primarily due to cost cutting measures implemented during 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.1 million or 20% of revenues in 2002, $4.0 million or 22% of revenues in 2001, and $3.7 million or 30% of revenues in 2000. General and administrative expenses included $130,000 in bad debt charges in 2002, $1.2 million in bad debt charges in 2001 and $0.4 million in 2000. General and administrative expenses without bad debts were $3.0 million in 2002, $2.8 million 2001 and $3.3 million in 2000. The increase in general and administrative expenses without bad debt charges from 2001 to 2002 by $0.2 million was primarily due to special costs, primarily legal and accounting fees, incurred in connection with the review of our financial statements conducted by our audit committee of the board of directors which led to the restatement of our financial statements for 2000, 2001 and the first six months of 2002. (See note 3 of the notes to our consolidated financial statements attached hereto.) The decrease in general and administrative expenses without bad debt charges from 2000 to 2001 by $0.5 million was due to cost cutting measures implemented during 2001.

AMORTIZATION OF STOCK-BASED COMPENSATION. Stock-based compensation expenses for the year ended December 31, 2002 amounted to $300,000 of previously recorded deferred stock-compensation. Stock-based compensation expenses for the year ended December 31, 2001 amounted to $400,000 of previously recorded deferred stock-compensation. Stock-based compensation expenses for the year ended December 31, 2000 amounted to $1.2 million of previously recorded deferred stock-compensation. The decrease in share-based compensation expenses over the years is attributed to the fact that the amortization of the share-based compensation progressively decreases over the four-year amortization period. Deferred compensation as of December 31, 2002 amounted to $100,000, which will be amortized over 2003.

RESTRUCTURING AND ASSETS IMPAIRMENT. Restructuring costs were $2.7 million or 17% of revenues in 2002 and $300,000 or 2% of revenues in 2001. There were no restructuring costs in 2000. The restructuring expenses in 2002 consisted mainly of write-down of equipment and leasehold improvements related to office space reduction and termination of lease contracts in connection mainly to the closing of our California office and employees severance and benefits costs incurred by us in connection with the termination of employment of employees. The restructuring expenses in 2001 were costs associated with employees severance and benefits.

INTEREST AND OTHER INCOME , NET. Interest income net of interest expenses, were $300,000 or 2% of revenues in 2002, $600,000 or 4% of revenues in 2001, $700,000 or 5%

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 22
of revenues in 2000. The decrease of interest income, net over the years is attributed to the fact that the company cash and short-term investments decreased over the years as well as lower return on investments achieved.

INCOME TAXES. As of December 31, 2002, the company has approximately $13.0 million of Israeli net operating loss carryforwards, approximately $31.4 million of U.S. federal net operating loss carryforwards and approximately $8.4 million of the European subsidiaries net operating loss carryforwards available to offset future taxable income. The Israeli and the European net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire in various amounts in the years 2008 through 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002 we had cash and cash equivalents of approximately $3.4 million, short-term investments of approximately $2.9 million and long-term investments of approximately $0.3 million. As of December 31, 2002, approximately $2.9 million of the $3.2 million in short-term and long-term investments had been deposited with banks to secure letters of credit totaling approximately $2.6 million issued on our behalf which are described below.

From inception through our IPO on June 22, 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.2 million, net of underwriter discount and other issuance costs.

For the year ended December 31, 2002, net cash used in operations was $1.1 million, comprised of our net loss of $10.1 million, a decrease in short term investment of $1.8 million, a decrease in trade receivables of $1.6 million, a decrease in other receivables of $200,000, an increase in accounts payable of $2.7 million, and an increase in deferred revenue of $300,000, which was partially offset by non-cash charges of $2.3 million (including a one-time impairment charge of $1.2 million).

For the year ended December 31, 2001, net cash provided by operations was $4.0 million, comprised of our net loss of $8.0 million, a decrease in short term investment of $14.6 million, an increase in trade receivables of $3.6 million, a decrease in accounts payable of $0.5 million, and a decrease in deferred revenue of $100,000, which was partially offset by non-cash charges of $1.4 million.

For the year ended December 31, 2000, net cash used in operations was $30.1 million, comprised of our net loss of $15.4 million, an increase in short term investment of $16.6 million, a decrease in trade receivables of $1.6 million, an increase in other receivables of $1.0 million, an increase in accounts payable of $0.4 million, and a decrease in deferred revenue of $1.0 million, partially offset by non-cash charges of $2.0 million.

Net cash used in investing activities was $3.5 million in 2002, of which $3.2 million was primarily invested in bank deposits and $300,000 invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities was $400,000 in 2001, which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities was $2.4 million in 2000, which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

There were no material financing activities in 2002 and 2001. Net cash provided by financing activities was $29.2 million in 2000, as a result of the initial public offering of our shares which yielded proceeds of approximately $28.2 million (net of underwriters discount and issuance expenses).

As of December 31, 2002 we had outstanding trade receivables of approximately $4.0 million, which represented approximately 26% of 2002 total revenues. As of December 31, 2001 we had outstanding trade receivables of approximately $5.6 million, which represented approximately 31% of 2001 total revenues. As of December 31, 2000 we had outstanding trade receivables of approximately $2.0 million, which represented approximately 16% of 2000 total revenues. Our trade receivables typically have 30 to 60 day terms; although we also negotiate longer payment plans with some of our clients.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 23

We have various commitments primarily related to guarantees, letters of credit, capital lease obligations and short-term debt. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2002:


--------------------------- ------------------ ----------------------------
                                                  AMOUNT OF COMMITMENT
COMMERCIAL                  TOTAL AMOUNTS              EXPIRATION
COMMITMENTS                 COMMITTED (IN            PER PERIOD (IN
                            THOUSANDS)                 THOUSANDS)
--------------------------- ------------------ ----------------------------
                                                  2003        2004,2005
--------------------------- ------------------ ------------ ---------------
Short Term Bank Debt               $17             $17            -
--------------------------- ------------------ ------------ ---------------
Guarantees/Letters of            $2,627          $2,347         $280
Credit
--------------------------- ------------------ ------------ ---------------


--------------------------- -----------------------------------------------
                                 PAYMENTS DUE BY PERIOD (IN THOUSANDS)
CONTRACTUAL
OBLIGATIONS                -----------------------------------------------
                                  TOTAL            2003        2004, 2005
--------------------------- ------------------ ------------- --------------
Lease Obligations                $1,097            $614           $483

--------------------------- ------------------ ------------- --------------

We have entered into standby letters of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts and office lease payments. As of December 31, 2002, contingent liabilities on outstanding letters of credit agreements aggregated approximately $2.6 million of which all but $280,000 are scheduled to expire during 2003. The letters of credit are secured by $2.9 million in deposits with the banks, to cover any potential payments under the guarantees.

Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $6.3 million related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of December 31, 2002, we had paid or accrued royalties related to the results of research and development in the amount of $2.3 million. The estimated current net commitment is approximately $4.0 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants, if sufficient sales are not generated.

Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We intend to continue investing significant resources in our selling and marketing and research and development operations in the future. Our ability to reach profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to control our expenses. However, we cannot assure you that we will be able to achieve or maintain profitability, particularly given the current economic conditions and potential reduction in information technology spending by our current and prospective customers. If we are not successful in doing so, we will be required to seek new, external sources of financing. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to out shareholders.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 24

In the fourth quarter of 2002, in light of the worldwide economic recession and the slowdown in investments in corporate capital expenditure, we initiated a reorganization plan aimed at reducing our operating expenses and preserving our cash and cash equivalent balances. As part of the plan we reduced our workforce by approximately 40 employees, implemented across the board salaries reduction, closed our office in Campbell, California and moved our North America headquarter to Burlington, Massachusetts. As a result of this plan, we recorded in the fourth quarter of 2002 restructuring costs and asset impairment in the amount of approximately $2.7 million. (See also note 4 of the notes to our consolidated financial statements attached hereto.)

We estimate that our expenses in the first quarter of 2003 will be between $4.7 and $4.9 million excluding restructuring expenses, although actual expenses may differ. Also we will need to use cash during 2003 for certain expenses recorded in 2002 in connection with our restructuring in the amount of approximately $1.3 million. If we are able to maintain our quarterly revenues at a level similar to that of the third and fourth quarters of 2002, we believe that we will have sufficient cash to fund our operations for at least the near term although there is no assurance we will be able to do so.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 will impact how companies account for sale-leaseback transactions and how gains or losses on debt extinguishments are presented in financial statements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, but early application is encouraged.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS 146 requires that the liability be initially measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that adoption of SFAS No. 146 will have material impact on our financial statements.

In November 2002, FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. We do not expect that adoption of FIN 45 will have material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards Board No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have followed the prescribed format and have provided the additional disclosures required by SFAS 148 in these financial statements for the periods presented (see Note 2), and will also provide the disclosures in our quarterly financial statements.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 25

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

RISKS RELATED TO OUR BUSINESS

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED. Our ability to reach profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to reduce our expenses. We cannot assure you that we will be successful in doing so. If we are not successful in doing so, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers, we will need to raise additional capital to finance our operations. Under current market conditions, we may not be able to do so byselling additional equity or debt securities. If we are able to issue equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist of the State of Israel and there can be no assurance that we will be able to obtain this consent in the future.

Alternatively, we may seek other forms of financing, such as credit from banks or institutional lenders. We cannot be certain that additional financing will be available to us in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition or operating results. If the economy continues to weaken or, for any other reason, we are unable to meet our business goals, we may have to raise additional funds to respond to business contingencies, which may include the need to:

     o    fund additional marketing expenditures;
     o    develop new or enhance existing products and services;
     o    enhance our operating infrastructure;
     o    respond to competitive pressures; or
     o    acquire complementary businesses or necessary technologies.

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND OUR RESULTS OF OPERATIONS. Current predictions for the general economy indicate uncertain economic conditions. Weak economic conditions may cause a reduction in information technology spending generally. Consequently, there may be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner that may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

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

WE FACE RISKS RELATING TO OUR FINANCIAL STATEMENT RESTATEMENT. During the third quarter of 2002, our audit committee, with the assistance of outside advisors, conducted a review of our financial statements for 2000 and 2001 and the first six months of 2002. On October 21, 2002, we announced that we would restate our financial statements for 1999, 2000 and 2001 and the first six months of 2002. In addition, we announced that our audit committee had decided to recommend to our shareholders that we

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 26
terminate our relationship with Luboshitz Kasierer, formerly a member firm of Arthur Andersen, as our auditors and appoint new auditors. At a shareholders' meeting held on December 31, 2002, our shareholders authorized the engagement of Brightman Almagor Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu. Following the reaudit of our financial statements, we restated our financial statements for the announced periods and for the year ended December 31, 1999 and filed an amendment to the 10-K for the three years ended 2001 on January 24, 2003.

The restatement of our prior financial statements may lead to litigation claims against us. The defense of claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. In this regard, in December 2002, a lawsuit was filed against us and our current and former officers in the United States District Court for the District of Massachusetts asserting securities law claims on behalf of persons who purchased our ordinary shares between June 22, 2000 and October 21, 2002. To date, the complaint has not been served on any of the defendants, nor has the plaintiff taken any other action in connection with the matter. In addition, we have provided information regarding our financial statement restatement to the staff of the Securities and Exchange Commission on a voluntary basis, and the SEC has requested additional information. Any additional inquiry by the SEC may result in a diversion of our management's attention and resources and require additional expenses for professional services. In addition, any claims against us or any inquiry by the SEC may cause the price of our Ordinary Shares to decline.

IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR UNITED STATES SHAREHOLDERS WILL BE SUBJECT TO ADVERSE TAX CONSEQUENCES. If, for any taxable year, either, (1) 75% or more of our gross income is passive income or
(2) 50% or more of the fair market value of our assets, including cash (even if held as working capital), produce or are held to produce passive income, we may be characterized as a "passive foreign investment company" ("PFIC") for United States federal income tax purposes. Passive income includes dividends, interest, royalties, rents annuities and the excess of gains over losses from the disposition of assets, which produce passive income. For purposes of the asset test, cash is considered to be an asset which produces passive income. As a result of our cash position and the decline in the value of our assets, there is a sustantial risk that we are a PFIC for U.S. federal income tax purposes.

If we are characterized as a PFIC, our shareholders who are residents of the United States will be subject to adverse United States tax consequences. Our treatment as a PFIC could result in a reduction in the after-tax return to shareholders resident in the United States and may cause a reduction in the value of such shares.

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

FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSELY AFFECT OUR PROFITABILITY. Historically, all of our operating revenue has come from sales of, and services related to, our ClickSchedule product and our ClickFix product, to clients seeking application software that enables efficient provisioning of services in enterprise environments. During the year ended December 31, 2000, we introduced three products that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. On November 28, 2001 we released version 7.0

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 27
of our Service Optimization Suite that utilizes dynamic load balancing architecture, which dynamically redirects requests among a group of ClickSoftware servers running our product applications. On October 2002 we added ClickForecast to our Service Optimization suite. This increases the scalability of our products by enabling our customers to optimize additional resources by adding hardware to this group of ClickSoftware servers. Our growth depends in part on the development of market acceptance of these products. We have no guarantee that the sales of these products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our new products would have a material adverse effect on our business and operating results.

OUR SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD. To date, our customers have taken typically from three months to nine months to evaluate our offering before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products typically takes three to nine months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. Historically, a significant portion of our sales in any given quarter occur in the last two weeks of the quarter; if sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

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

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES THAT CAN PROVIDE IMPLEMENTATION AND PROFESSIONAL SERVICES TO OUR CLIENTS, WE MAY BE UNABLE TO INCREASE OUR REVENUES AND OUR BUSINESS COULD BE HARMED. In order for us to focus more effectively on our core business of developing and licensing software solutions, we need to continue to establish relationships with third parties that can provide implementation and professional services to our clients. Third-party implementation and consulting firms can also be influential in the choice of resource optimization applications by new clients. If we are unable to establish and maintain effective,

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 28
long-term relationships with implementation and professional services providers, or if these providers do not meet the needs or expectations of our clients, we may be unable to grow our revenues and our business could suffer. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our clients' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to meet other demands. Even if we are successful in developing relationships with third-party implementation and professional services providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and professional services partners.

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

IF OUR SHARES ARE DELISTED, IT MAY BECOME MORE DIFFICULT TO SELL OUR SHARES AND THE PRICE OF OUR ORDINARY SHARES WILL LIKELY FALL. After and in response to our completion on February 27, 2003 of filings of Forms 10-K/A and 10-Q/A required in connection with the restatement of our financial statements for the years ending December 31, 1999, 2000, 2001 and for the six months ended June 30, 2002, the Nasdaq Listing Qualifications Department (the "Panel") ceased the process of delisting our shares from the Nasdaq SmallCap Market. The Panel also approved the resumption of trading of our ordinary shares under the ticker symbol "CKSW". Our shares had been traded under the temporary ticker symbol "CKSWE" used during the delisting evaluation process. However, we cannot assure you that our ordinary shares will continue to be listed on the Nasdaq SmallCap Market or that we will be able to meet the Nasdaq SmallCap Market continued listing criteria in the future. If our shares are delisted, our ordinary shares may become more difficult to buy and sell. In addition, the trading market for our ordinary shares will likely be adversely affected by our shares' delisting, and the decreased trading volume may cause the price of our ordinary shares to fall.

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 29

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

We expect that software products may be increasingly subject to third-party infringement or ownership claims as the number of competitors in our industry segment

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 30
grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement or conflicting ownership rights against us with respect to our products and technology. Any claims, with or without merit, could:

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 31

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

CERTAIN OF OUR OFFICERS AND EMPLOYEES ARE REQUIRED TO SERVE IN THE ISRAEL DEFENSE FORCES AND THIS COULD FORCE THEM TO BE ABSENT FROM OUR BUSINESS FOR EXTENDED PERIODS. David Schapiro, our Executive Vice President, Markets and Products, Hannan Carmeli, our Executive Vice President, Product Services and Operations, and Shmuel Arvatz, our Executive Vice President and Chief Financial Officer, as well as other male employees located in Israel are currently obligated to perform up to 39-45 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK. Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro will increase. In 2002, 20% of our costs were incurred in GBP and 3% in Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 2002, 25% of our costs were incurred in NIS. In 2002 2% of our costs incurred in Australian Dollar. In addition to above ,we have balance sheet exposure related to foreign net assets. So far our risk to foreign currency fluctuations was minimal, but We cannot assure that we will be able to adequately protect ourselves against such risks.

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 32
to the Law for the Encouragement of Capital Investments, the Government of the State of Israel through the Investment Center has granted "Approved Enterprise" status to three of our existing capital investment programs. Consequently, we are eligible for certain tax benefits for the first several years in which we generate taxable income. We have not, however, begun to generate taxable income for purposes of this law and we do not expect to utilize these tax benefits for the near future. Once we begin to generate taxable income, our financial condition could suffer if our tax benefits were significantly reduced. The benefits available to an approved enterprise are dependent upon the fulfillment of certain conditions and criteria. If we fail to comply with these conditions and criteria, the tax benefits that we receive could be partially or fully canceled and we could be forced to refund the amount of the benefits we received, adjusted for inflation and interest. From time to time, the Government of Israel has discussed reducing or limiting the benefits. We cannot assess whether these benefits will be continued in the future at their current levels or at all.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of December 31, 2002, our executive officers, directors and entities affiliated with them beneficially owned approximately 36.7% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of December 31, 2002, we had 26,373,249 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of December 31, 2002, we had 2,919,364 ordinary shares issueable upon exercise of outstanding options, and 2,147,618 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If our existing shareholders or we sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 33

Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK. We develop products in Israel and sell them primarily in North America, Europe, and the Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In 2002 66% of our revenues and 50% of our expenses are denominated in US$. Since our financial results are reported in functional currency of U.S. dollars, fluctuations in the rates of exchange between the dollar and non-dollar currencies may have a material effect on our results of operations. The exposure to currency exchange rate changes is diversified due to the number of different countries and currencies in which we conduct business. The main currencies are US$, NIS, GBP and Euro.

In addition to above, we have balance sheet exposure related to foreign net assets.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 34

Additionally, although we do not presently participate in hedging contracts related to foreign currency exchange rates, we may do so in the future to protect against rate fluctuations affecting our foreign currency accounts receivable balances. We do not participate in any speculative investments.

INTEREST RATE RISK. As of December 31, 2002, we had cash and cash equivalents of $6.3 million, which consist of cash and highly liquid short-term investments. Of this a total of $0.6 million is denominated in non-dollar currencies. A hypothetical 10 percent change in exchange rates against U.S dollar and a substantial decrease in market interest rates will be by an immaterial amount and therefore, our exposure to exchange rates fluctuations on investments and interest rate changes is immaterial The following table provides information about our investment portfolio, cash, and long-term debts as of December 31, 2002 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

     YEAR OF MATURITY                                                     2003
     (in thousands of dollars)
     A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
     ------------------------------------------------------
     Cash and Cash equivalents                                          $3,400
       Average interest rate                                              0.9%

     Bank deposits                                                      $3,229
       Average interest rate                                              2.0%

     B) LONG-TERM DEBTS:
     -------------------
     None.


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


     Report of Independent Public Accountants................................35
     Consolidated Balance Sheets.............................................36
     Consolidated Statements of Operations...................................37
     Consolidated Statements of Changes in Shareholders' Equity..............38
     Consolidated Statements of Cash Flows...................................39
     Notes to Consolidated Financial Statements..............................40


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 35

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
ClickSoftware Technologies Ltd.


     We have audited the accompanying consolidated balance sheets of ClickSoftware Technologies Ltd. ("the Company") and its subsidiaries at December 31, 2002 and 2001 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Brightman Almagor & Co.
BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER OF DELOITTE TOUCHE TOHMATSU

Tel Aviv, Israel
FEBRUARY 11, 2003


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 36


                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                           CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                             2002         2001
                                                                                             ----         ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (note 5)                                                       $    3,400   $    8,125
  Short-term investments (note 6 & Note 14b)                                                    2,949        1,846
    Trade receivables, net of allowance for doubtful accounts of $752 and $912 as of            4,043        5,607
    December 31, 2002 and 2001,respectively (note 7)
  Other receivables and prepaid expenses (note 8)                                               1,254        1,485
                                                                                          -------------------------
     Total current assets                                                                      11,646       17,063
  Long-term investments (note 9 & note 14b)                                                       280            -
  Property and equipment, net (note 10)                                                         1,250        2,985
  Severance pay deposits (note 13)                                                                781          652
                                                                                          -------------------------
     Total assets                                                                          $   13,957   $   20,700
                                                                                          =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt (note 11)                                                                $       17   $      140
  Accounts payable and accrued expenses (note 12)                                               5,369        2,664
  Deferred revenues                                                                               411           68
                                                                                          -------------------------
     Total current liabilities                                                                  5,797        2,872
                                                                                          -------------------------

LONG-TERM LIABILITIES
  Long-term debt                                                                                    -           21
  Accrued severance pay (note 13)                                                               1,476        1,379
                                                                                          -------------------------
     Total long-term liabilities                                                                1,476        1,400
                                                                                          -------------------------
     Total liabilities                                                                          7,273        4,272
                                                                                          -------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY: (NOTE 15)
 Special preferred shares NIS 0.02 par value
    Authorized - 5,000,000 as of December 31, 2002 and 2001; no issued and outstanding shares as of December 31, 2002 and 2001
Ordinary shares of NIS 0.02 par value:
    Authorized -- 100,000,000 as of December 31, 2002 and 2001;
    Issued -- 26,412,249 shares as of December 31, 2002 and
    26,285,464 as of December 31,2001;
    Outstanding -- 26,373,249 shares as of December 31,2002 and
    26,246,464 shares as of December 31, 2001.                                                    102          101
Additional paid-in capital                                                                     69,196       69,143
Deferred stock compensation                                                                     (101)        (401)
Accumulated deficit                                                                          (62,470)     (52,372)
Treasury stock, at cost: 39,000 shares                                                           (43)         (43)
                                                                                          -------------------------
     Total shareholders' equity                                                                 6,684       16,428
                                                                                          -------------------------
     Total liabilities and shareholders' equity                                            $   13,957   $   20,700
                                                                                          =========================

The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                       PAGE 37


                                               CLICKSOFTWARE TECHNOLOGIES LTD.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   2002             2001            2000
                                                                                   ----             ----            ----
Revenues (note 16):
  Software license                                                            $        7,113   $      11,734   $        7,412
  Services                                                                             8,640           6,441            5,178
                                                                             -------------------------------------------------
     Total revenues                                                                   15,753          18,175           12,590
                                                                             -------------------------------------------------

Cost of revenues:
  Software license                                                                       949             798              454
  Services                                                                             5,804           5,498            5,301
                                                                             -------------------------------------------------
     Total cost of revenues                                                            6,753           6,296            5,755
                                                                             -------------------------------------------------

                                                                             -------------------------------------------------
     Gross profit                                                                      9,000          11,879            6,835
                                                                             -------------------------------------------------

Operating expenses:
  Research and development expenses                                                    3,759           4,422            5,408
          Less - participation by the Chief Scientist of the Government of
        Israel  (note 14a)                                                               953           1,176            1,108
                                                                             -------------------------------------------------
  Research and development expenses, net                                               2,806           3,246            4,300
  Selling and marketing expenses                                                      10,473          12,499           13,654
  General and administrative expenses                                                  3,106           4,048            3,717
  Restructuring and assets impairment  (note 4)                                        2,665             294                -
  Amortization of deferred stock-based compensation (1)                                  300             437            1,237
                                                                             -------------------------------------------------
     Total operating expenses                                                         19,350          20,524           22,908
                                                                             -------------------------------------------------
     Operating loss                                                                 (10,350)         (8,645)         (16,073)
Interest and other income, net                                                           252             649              679
                                                                             -------------------------------------------------
Net loss                                                                      $     (10,098)   $     (7,996)   $     (15,394)
                                                                             =================================================
Basic and diluted net loss per ordinary share                                 $       (0.40)   $      (0.32)   $       (0.68)
                                                                             -------------------------------------------------
Shares used in computing basic and diluted net loss per share                     25,553,891      25,322,771       22,501,563
                                                                             -------------------------------------------------


(1)  Amortization of deferred stock-based compensation would be further classified as follows:


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   2002             2001            2000
                                                                                   ----             ----            ----

Cost of revenues                                                              $          20    $          18   $          112
Research and development expenses                                                        44               56              174
Selling and marketing expenses                                                           12               56              174
General and administrative expenses                                                     224              307              777
                                                                             -------------------------------------------------
Total                                                                                   300              437            1,237
                                                                             -------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                                   PAGE 38


                                                   CLICKSOFTWARE TECHNOLOGIES LTD.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                            NUMBER OF                                                         LESS
                              NUMBER OF    CONVERTIBLE             ADDITIONAL                                COST OF
                              ORDINARY      PREFERRED    SHARE      PAID-IN       DEFERRED     ACCUMULATED   TREASURY
                               SHARES        SHARES      CAPITAL    CAPITAL     COMPENSATION     DEFICIT      SHARES      TOTAL
                             ------------------------------------------------------------------------------------------------------
Balance as of January 1,
2000                           7,208,816     13,499,898    $  73    $  40,052      $  (2,663)    $ (28,982)     $    -   $   8,480
Shares issued net of
issuance cost of $4,030        4,600,000              -       23       28,147               -             -          -      28,170
Conversion of preferred
shares                        13,499,898   (13,499,898)        -            -               -             -          -           -
Warrants exercised               459,439              -        2          577               -             -          -         579
Employee options exercised       273,098              -        2          638               -             -          -         640
Expired options                        -              -        -        (306)             306             -          -           -
Employee Stock purchase
plan                              23,288              -        -           61               -             -          -          61
Amortization of deferred
compensation                           -              -        -            -           1,237             -          -       1,237
Net loss                               -              -        -            -               -      (15,394)          -    (15,394)
                             ------------------------------------------------------------------------------------------------------
Balance as of December 31,
2000                          26,064,539              -    $ 100    $  69,169      $  (1,120)    $ (44,376)     $    -   $  23,773
Employee options exercised        62,020              -        -          119               -             -          -         119
Expired options                        -              -        -        (282)             282             -          -           -
Employee Stock purchase
plan                             158,905              -        1          137               -             -          -         138
Amortization of deferred
compensation                           -              -        -            -             437             -          -         437
Net loss                               -              -        -            -               -       (7,996)          -     (7,996)
Treasury Shares                 (39,000)              -        -            -               -             -       (43)        (43)
                             ------------------------------------------------------------------------------------------------------
Balance as of December 31,
2001                          26,246,464              -    $ 101    $  69,143      $    (401)    $ (52,372)     $ (43)   $  16,428
Employee options exercised         1,500              -        -            5               -             -          -           5
Employee Stock purchase
plan                             125,285              -        1           48               -             -          -          49
Amortization of deferred
compensation                           -              -        -            -             300             -          -         300
Net loss                               -              -        -            -               -      (10,098)          -    (10,098)

                             ------------------------------------------------------------------------------------------------------
Balance as of December 31,
2002                          26,373,249              -    $ 102    $  69,196      $    (101)    $ (62,470)     $ (43)   $   6,684
                             ------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                                         PAGE 39


                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (IN THOUSANDS)
                                                                               YEAR ENDED DECEMBER 31,
                                                                        2002            2001            2000
                                                                        ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Adjustments to reconcile net loss to net cash used in operating activities:

Net loss                                                            $    (10,098)   $     (7,996)    $    (15,394)
  Depreciation                                                                890             700              640
  Amortization of deferred compensation                                       300             437            1,237
  Unrealized (gain) loss from
    Investments                                                                28             395            (258)
  Severance pay, net                                                         (32)            (90)              346
  Assets impairment                                                         1,195               -                -
  Other                                                                      (35)               -                -
  Trade receivables                                                         1,564         (3,565)            1,572
  Other receivables                                                           231            (19)          (1,001)
  Accounts payable and accrued expenses                                     2,705           (489)              365
  Deferred revenues                                                           343            (59)          (1,016)

Decrease (Increase) in marketable securities, net                           1,818          14,637         (16,620)
                                                                   ------------------------------------------------
Net cash provided by (used in) operating activities                        (1,091)          3,951         (30,129)
                                                                   ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments                                                   (3,229)               -                -
Purchases of equipment                                                      (315)           (390)          (2,437)
                                                                   ------------------------------------------------
Net cash used in investing activities                                     (3,544)           (390)          (2,437)
                                                                   ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt (net)                                                       (123)             (6)            (174)
Repayments of long-term debt                                                 (21)            (82)            (110)

Net proceeds from issuance of Ordinary shares                                   -               -           28,170
Purchase of treasury shares                                                     -            (43)                -
Net proceeds from warrants exercised                                                            -              579
Employee and ESPP options exercised                                            54             257              701
                                                                   ------------------------------------------------
Net cash (used in) provided by financing activities                          (90)             126           29,166
                                                                   ------------------------------------------------
Increase (decrease) in cash and cash equivalents                          (4,725)           3,687          (3,400)

Cash and cash equivalents at beginning of year                              8,125           4,438            7,838
                                                                   ------------------------------------------------
Cash and cash equivalents at end of year                            $       3,400   $       8,125    $       4,438
                                                                   ------------------------------------------------


Supplemental cash flow information:
Cash paid for interest                                              $          10   $          22    $          86


The accompanying notes are an integral part of these consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                        PAGE 40

                         CLICKSOFTWARE TECHNOLOGIES LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (AS OF DECEMBER 31, 2002 AND 2001 AND
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000)
                            (IN THOUSANDS OF DOLLARS)

NOTE 1 -- GENERAL

ClickSoftware Technologies Ltd. (the "COMPANY" or "CLICKSOFTWARE") was incorporated in Israel and is a leading provider of end-to-end service optimization software. The ClickSoftware Service Optimization suite consists of CLICKSCHEDULE, which enables companies to automate and optimize their service resources; CLICKANALYZE, ClickPlan AND CLICKFORECAST, which enable corporate decision makers to intelligently analyze past performance, monitor current performance, and effectively plan for future service needs; and CLICKFIX AND CLICKMOBILE, which empower service personnel by providing real-time information and solutions for service related issues. ClickSoftware products are used by a wide array of companies, including customers in the telecommunications, utilities, financial services, aerospace, defense, semi-conductor, and home service industries.

The Company has incurred net operating losses since inception and, as of December 31, 2002, had an accumulated deficit of $62.5 million. The Company is subject to various risks associated with companies in a comparable stage of development, including competition from substitute products and larger competitors, dependence on key individuals, and the potential necessity to obtain adequate financing to support its growth.

On June 22, 2000, the company completed an initial public offering of its ordinary shares (the "IPO"). The offering commenced on June 22, 2000 whereby 4,000,000 ordinary shares registered under a registration statement were sold at a price of $7.00 per share. Underwriters exercised their overallotment option and purchased 600,000 additional ordinary shares at a price of $7.00 per share. The aggregate price of the offering amount registered was $32,200,000. In connection with the offering, the Company paid an aggregate of $2,254,000 in underwriting discounts and commissions to the underwriters and incurred other expenses of approximately $1.8 million.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries in the U.S. (ClickSoftware, Inc.), in the U.K. (ClickSoftware Europe Limited), in Germany (ClickSoftware Central Europe, GmbH), in Belgium (ClickSoftware Belgium, N.V.) and in Australia (ClickSoftware Australia PTY, Ltd, a wholly owned subsidiary of ClickSoftware, Inc.). The subsidiaries are primarily engaged in the sale and marketing of the Company's products in North America, Europe and the rest of the world.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant material intercompany balances and transactions have been eliminated.

FINANCIAL STATEMENTS IN U.S. DOLLARS
The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company and its subsidiaries. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52. All exchange gains and losses from translation of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 41

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

CASH AND CASH EQUIVALENTS
Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash with original maturities of three months or less. Bank deposits with maturities of more than three months but less than one year are included in short-term investments.

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the company to credit risk, consist principally of cash instruments and accounts receivable. The Company maintains cash and cash equivalents and investments with major financial institutions and limits the amount of credit exposure with any institution. The accounts receivable are derived from sales to a large number of customers, mainly large industrial corporations and their suppliers located mainly in Europe and the United States. The Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses in respect of trade receivables.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 16 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the lease term, including renewal options, or the useful lives of the improvements.

The Company complies with provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

REVENUE RECOGNITION
The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended. In accordance with SOP 97-2, revenues from software license fees are recognized when persuasive evidence of an arrangement exists, the software product covered by written agreement or a purchase order signed by the customer has been delivered, the license fees are fixed and determinable and collection of the license fees is considered probable. Revenues from software product license agreements, which require significant customization and modification of the software product are deferred and recognized using the percentage-of-completion method of contract accounting in accordance with AICPA Statement of Position 81-1. When software arrangements involve multiple elements the Company allocates revenue to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 42
sold separately. If vendor specific objective evidence of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers all arrangements with extended payment terms greater than nine months not to be fixed or determinable.
The Company also enters into license arrangements with resellers whereby revenues are recognized upon sale through to the end user by the reseller. Service revenues include consulting services, post-contract customer support and training. Consulting revenues are generally recognized on a time and material basis. However, revenues from certain fixed-price contracts are recognized on the percentage of completion basis. Post-contract customer support agreements provide technical support and the right to unspecified updates on an if-and-when-available basis. Post-contract customer support revenues are recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided.

BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share are presented in conformity with SFAS No. 128 "EARNINGS PER SHARE" for all years presented. Basic and diluted net loss per share have been computed using the weighted-average number of ordinary shares outstanding during the year. (See note 15).

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                    2002             2001           2000
                                                                    ----             ----           ----
                                                                                 AS RESTATED     AS RESTATED
                                                                                 -----------     -----------
                                                              (IN THOUSAND SEXCEPT SHARE DATA AND SHARE NUMBERS)

Net loss attributable to ordinary shareholders                    $   (10,098)    $    (7,996)   $   (15,394)
Basic and diluted:
  Weighted average shares used in computing basic and
diluted net loss per ordinary share                                 25,553,891      25,322,771     22,501,563
                                                               ===============================================

  Basic and diluted net loss per Ordinary share                   $     (0.40)    $     (0.32)   $     (0.68)
                                                               ===============================================

All convertible preferred shares, warrants for convertible preferred shares, outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share because all such securities are anti-dilutive for all years presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 3,676,203, 3,775,971 and 2,831,718 for the years ended December 31, 2002, 2001 and 2000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, current and non-current accounts receivable, accounts payable and long-term liabilities. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the options. See below for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 43

If stock-based compensation had been measured under the alternative fair value accounting method provided for under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", as amended by SFAS 148, the Company's net loss and basic and diluted net loss per share would have been increased or decreased to the following pro-forma amounts:

                                               2002       2001         2000
                                               ----       ----         ----
                                                      (IN THOUSANDS,
                                                EXCEPT PER SHARE AMOUNTS)
Net loss
     As reported                            $(10,098)     $(7,996)   $(15,394)
Deduct- stock based compensation determined       300          437       1,237
under APB 25
 Add- stock based compensation determined       (534)        (627)     (1,363)
under SFAS 123
Pro-forma                                    (10,332)      (8,186)    (15,520)
Basic and diluted net loss per
   Share
     As reported                            $  (0.40)     $ (0.32)   $  (0.68)
     Pro-forma                                 (0.40)       (0.32)      (0.69)

Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "BLACK-SCHOLES OPTION PRICING" method with the following weighted-average assumptions:(1) expected life of 5 years (2001 - 1.2, 2000 - 1.2); (2) dividend yield of 0% (3) expected volatility of 149% (2001 - 122%, 2000 - 152%) and (4) risk-free interest rate of 4% (2001 - 1.75%, 2000 - 5%).

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS 146 requires that the liability be initially measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that adoption of SFAS No. 146 will have a material impact on its financial statements.

In November 2002, FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. Management does not expect that adoption of FIN 45 will have a material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards Board No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has followed the prescribed format and has provided the additional disclosures required by SFAS 148 in these financial statements for the periods presented (see Note 2), and will also provide the disclosures in its quarterly financial statements.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 44

NOTE 3 -- RESTATEMENT

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

Following the reaudit of the Company's financial statements, the Company restated its financial statements for the announced periods and for the year ended December 31, 1999 and filed an amendment to the 10-K for the year ended December 31,2001 on January 24, 2003.

NOTE 4 -- RESTRUCTURING AND ASSETS IMPAIRMENT

In the fourth quarter of 2002, in light of the worldwide economic recession and the slowdown in investments in corporate capital expenditure, the management of the company initiated a reorganization plan aimed at reducing its operating expenses. As a result of this plan, the Company recorded in the fourth quarter of 2002 restructuring costs and assets impairment in the amount of $2,665.

The reorganization plan included the termination of employees mainly in the U.S and Israel. Terminating employees were identified by name and position in advance as part of the plan, and given termination notice during the fourth quarter of 2002. Restructuring costs relating to such employees represent severance and benefits expenses incurred by the Company in connection with the layoff of the employees.

The reduction in headcount resulted in the utilization of less office space and office equipment mainly in the U.S. Consequently the Company recorded costs in connection with payments required to terminate lease contract and write-down of equipment and leasehold improvements for which no alternative use has been found.

The restructuring costs are summarized in the following table:

                                                            DECEMBER 31,
                                                         2002          2001
                                                         ----          ----
                                                            (IN THOUSANDS)

Write-down of equipment and leasehold improvements     $    1,195           -
Termination of lease contract                                 850           -
Severance and benefit expenses                                620         294
                                                      ------------------------
                                                       $    2,665    $    294
                                                      ------------------------

An amount of $190 was paid through December 31, 2002. The balance of $1,280 (excluding the non-cash asset impairment) is anticipated to be paid during 2003.

NOTE 5 -- CASH AND CASH EQUIVALENTS

                                                            DECEMBER 31,
                                                         2002         2001
                                                         ----         ----
                                                            (IN THOUSANDS)

In U.S. dollars                                        $    2,845    $  7,784
In British Pounds                                             206         336
In NIS                                                        151           5
In Euro                                                       198           -
                                                      ------------------------
                                                       $    3,400    $  8,125
                                                      ------------------------

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 45


NOTE 6 -- SHORT-TERM INVESTMENTS

                                                                               DECEMBER 31,
                                                                            2002         2001
                                                                            ----         ----
                                                                              (IN THOUSANDS)
Bank Deposits (see also note 14b)                                        $    2,949   $       0
Asset-backed Securities (average annual interest rate of 2.9%)                    -       1,545
Commercial Papers                                                        $        0   $     301
                                                                        ------------------------
                                                                         $    2,949   $   1,846
                                                                        ========================

The bank deposits bear an average annual interest rate of 2.0%.

NOTE 7 - -ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                               DECEMBER 31,
                                                                            2002        2001
                                                                            ----        ----
                                                                              (IN THOUSANDS)

Balance at Beginning of Year                                             $     912    $     742
Charged to expenses                                                            130        1,229
Deductions                                                                   (290)      (1,059)
                                                                        ------------------------
Balance at Year end                                                      $     752    $    912
                                                                        ========================

NOTE 8 -- OTHER RECEIVABLES AND PREPAID EXPENSES

                                                                               DECEMBER 31,
                                                                            2002        2001
                                                                            ----        ----
                                                                              (IN THOUSANDS)
Government participations and other government receivables               $     225    $     329
Employees                                                                       36           58
Prepaid expenses                                                               674          660
Other receivables                                                              319          438
                                                                        ------------------------
                                                                         $   1,254    $   1,485
                                                                        ========================

NOTE 9 -- LONG-TERM INVESTMENTS

                                                                               DECEMBER 31,
                                                                            2002        2001
                                                                            ----        ----
                                                                              (IN THOUSANDS)
Bank Deposits (see also note 14b)                                        $     280    $       0
                                                                        ------------------------
                                                                         $     280    $       0
                                                                        ========================

The bank deposits bear an average annual interest rate of 2.0%.

NOTE 10 -- PROPERTY AND EQUIPMENT,NET

                                                                               DECEMBER 31,
                                                                            2002        2001
                                                                            ----        ----
                                                                              (IN THOUSANDS)
COST
Computers and office equipment                                           $   2,906    $   4,221
Leasehold improvements                                                         804        1,664
Motor vehicles                                                                 409          409
                                                                        ------------------------
                                                                         $   4,119    $   6,294
ACCUMULATED DEPRECIATION                                                     2,869        3,309
                                                                        ------------------------
                                                                         $   1,250    $   2,985
                                                                        ========================


     See also Note 4 Restructuring and assets impairment.


------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                     PAGE 46


NOTE 11 -- SHORT-TERM DEBT

                                                                               DECEMBER 31,
                                                                            2002        2001
                                                                            ----        ----
                                                                              (IN THOUSANDS)

Short-term debt                                                          $       0    $      72
Current maturities on long-term debt                                            17           68
                                                                        ------------------------
                                                                         $      17    $     140
                                                                        ========================

NOTE 12 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                               DECEMBER 31,
                                                                            2002        2001
                                                                            ----        ----
                                                                              (IN THOUSANDS)

Suppliers                                                                $   1,083    $    732
Employee and related expenses                                                1,234          941
Accrued royalties                                                              581          446
Accrued restructuring (note 4)                                               1,280            -
Other                                                                        1,191          545
                                                                        ------------------------
                                                                            $5,369       $2,664
                                                                        ------------------------

NOTE 13 - ACCRUED SEVERANCE PAY
Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. The Company's severance pay obligation to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported period multiplied by the years of such employee's employment, is reflected by the accrual presented in the balance sheet and is partially funded by deposits with insurance companies and provident funds.

Severance pay expenses amounted to $283, 266, and $562 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES
A: In connection with its research and development, the Company received grants from the State of Israel in the total amount of $6,320. The Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% -- 150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. The Company so far has paid or accrued royalties through December 31, 2002 of $2,335. The total additional contingent liability to pay royalties is $3,908.The payment of royalties is contingent on future sales and the Company has no obligation to refund these grants, if sufficient sales are not generated.

B: The Company has entered into standby letters of credit agreements with a bank primarily relating to the guarantee of future performance on certain contracts and office lease payments. As of December 31, 2002 contingent liabilities on outstanding letters of credit agreements aggregated approximately $2.6 million of which $0.28 million expires after December 31, 2003. The letters of credit are secured by $2.9 million in deposits, with the bank, to cover any potential payments under the guarantees.

C: The Company operates from leased facilities in Israel, the United States, U.K., Belgium and Germany, for periods expiring in the years 2003 through 2005. Minimum future rental payments, as of December 31, 2002 are as follows:

                    (IN THOUSANDS)
                 --------------------

     2003         $              614
     2004                        408
     2005                         75
                 --------------------
                  $            1,097
                 ====================

     Rent expense amounted to $1,139, $1,138 and $1,039 for the years ended December 31, 2002, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 47

D: In December 2002, a lawsuit was filed against the Company and its current and former officers in the United States District Court for the District of Massachusetts asserting securities law claims on behalf of persons who purchased the Company's ordinary shares between June 22, 2000 and October 21, 2002. To date, the complaint has not been served on any of the defendants, nor has the plaintiff taken any other action in connection with the matter.

NOTE 15 -- SHAREHOLDERS' EQUITY

A. SHARE CAPITAL -- COMPRISES OF SHARES OF NIS 0.02 PAR VALUE.

The amount of shares issued includes shares reserved for issuance to employees held in reserve by a trustee. The total number of ordinary shares held by the trustee is 756,839 as of December 31, 2002, and 761,189 as of December 31, 2001.

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

In March 1998, warrants to purchase 393,552 shares were issued. In June 2000, prior to the IPO, the March 1998 warrants were exercised as follows: 289,131 shares at an exercise price of $1.96 and 75,182 shares without cash consideration.

On June 22, 2000, the Company completed the initial public offering of its ordinary shares. A total of 4,000,000 ordinary shares were sold to the public at a price of $7.00 per share. Cash proceeds to the Company net of $1.96 million in underwriting discounts before expenses, were approximately $26.04 million.

C. EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

The Company adopted new option plans in 2000. Under these plans, the Company granted 513,500, 1,375,652 and 1,015,213 options at an average exercise price of $1.28, $1.50 and $5.75 for the years ended December 31, 2002, 2001 and 2000, respectively.

During the year ended December 31,2001 the Board of Directors and Shareholders at the annual meeting approved the grants of stand-alone options to purchase 144,036 ordinary shares to directors.

Transactions related to the above discussed options and warrants granted to employees and consultants during the years ended 2002, 2001 and 2000 and the weighted average exercise prices per share and weighted average fair value of the options at the date of grant are summarized as follows:


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 48


                                                                                      WEIGHTED-
                                                                                       AVERAGE       WEIGHTED-
                                                        OPTIONS                        EXERCISE      AVERAGE
                                                      AVAILABLE FOR   OUTSTANDING     PRICE PER     FAIR VALUE
                                                         GRANT        OPTIONS (*)       SHARE        OF OPTION
                                                     ------------------------------------------------------------
Outstanding December 31, 2000                              3,385,383      2,761,049          2.65
Granted                                                  (1,519,688)      1,519,688          1.51         $ 0.72
Forfeited                                                    458,067      (458,067)          2.20
Exercised                                                          -      (150,287)          0.79
Exercised Employee Stock Purchase plan                     (158,905)              -             -
                                                     ---------------------------------------------
Outstanding December 31, 2001                              2,164,857      3,672,383          2.31


Granted                                                    (513,500)        513,500          1.28         $ 1.21
Forfeited                                                    621,556      (621,556)          1.35
Exercised                                                          -        (5,850)          0.64
Exercised Employee Stock Purchase plan                     (125,295)              -             -
                                                     ---------------------------------------------
Outstanding December 31, 2002                              2,147,618      3,558,477          2.15
                                                     ---------------------------------------------

----------------
 (*) As of December 31, 2002, 2001 and 2000, 639,113, 791,031 and 912,228
outstanding options are held by a trustee and have been reserved for allocation against certain employee options granted but not yet exercised.

The following table summarizes information about options outstanding and exercisable as of December 31, 2002:

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           --------------------------------------------------- ---------------------------------
                                                  WEIGHTED-
                                 NUMBER            AVERAGE        WEIGHTED-            NUMBER       WEIGHTED-
        RANGE OF              OUTSTANDING AT      REMAINING       AVERAGE          OUTSTANDING AT   AVERAGE
     EXERCISE PRICE           DECEMBER 31,       CONTRACTUAL      EXERCISE           DECEMBER 31,   EXERCISE
            $                     2002              LIFE           PRICE                 2002        PRICE
----------------------------------------------------------------------------------------------------------------
           0.58                      639,113             2.09      $ 0.58                639,113     $ 0.58
           0.83                      252,341             4.91      $ 0.83                208,236     $ 0.83
           1.83                      496,390             3.96      $ 1.83                496,390     $ 1.83
           3.67                       90,000             2.85      $ 3.67                 90,000     $ 3.67
           8.50                      205,917             6.08      $ 8.50                126,848     $ 8.50
          10.00                       65,000             7.25      $10.00                 43,333     $10.00
           8.00                       15,000             7.41      $ 8.00                 12,917     $ 8.00
           4.37                      157,063             6.85      $ 4.37                 92,285     $ 4.37
           3.06                      143,229             7.86      $ 3.06                143,229     $ 3.06
           1.69                      682,250             8.08      $ 1.69                628,375     $ 1.69
           1.21                      187,600             8.58      $ 1.21                187,600     $ 1.21
        0.75 - 1.81                  157,699             8.58      $ 1.21                 55,395     $ 1.21
        0.85 - 1.56                  168,125             9.25      $ 1.18                 42,156     $ 1.16
           1.40                      298,750             9.25      $ 1.40                118,125     $ 1.40
                           ------------------                                  ------------------
                                   3,558,477                                           2,884,002
                           ==================                                  ==================

NOTE 16 -- SEGMENT REPORTING

The Company operates in one segment, the design, development, and marketing of software solutions. The Company's revenues by geographic area are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                      2002            2001           2000
                                                                      ----            ----           ----
                                                                                (IN THOUSANDS)
REVENUE
North America                                                       $      7,600    $     8,493    $    7,635
Europe                                                                     4,734          6,318         4,321
Israel                                                                       262            455           440
Asia Pacific and Africa                                                    3,157          2,909           194
                                                                 ---------------------------------------------
                                                                    $     15,753    $    18,175    $   12,590
                                                                 ---------------------------------------------

Sales to a single customer exceeding 10% of total sales:                %               %             %
                                                                 ---------------- -------------- -------------
Customer A                                                                     -             12             -

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 49

Long lived Assets by geographical areas is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                     2002            2001
                                                     ----            ----
  NET PROPERTY AND EQUIPMENT                           (IN THOUSANDS)
  North America                                   $         254    $     1,790
  Europe                                                    188            198
  Israel                                                    808            997
                                               --------------------------------
                                                  $       1,250    $     2,985
                                               ================================

NOTE 17-- TAXES ON INCOME

The Company is subject to the Israeli Income Tax Law (Inflationary Adjustments), 1985, measuring income on the basis of changes in the Israeli Consumer Price Index.

Part of the Company's investment in equipment has received approvals in accordance with the Law for the Encouragement of Capital Investments, 1959 ("APPROVED ENTERPRISE" status). The Company has chosen to receive its benefits through the "ALTERNATIVE Benefits" track, and, as such, is eligible for various benefits. These benefits include accelerated depreciation of fixed assets used in the investment program, as well as a full tax exemption on undistributed income in relation to income derived from the first plan for a period of 2 years and for the second and third plans for a period of 4 years. Thereafter a reduced tax rate of 25% will be applicable for an additional period of up to 5 years for the first plan and 3 years for the second and third plans, commencing with the date on which taxable income is first earned but not later than certain dates. In the case of foreign investment of more than 25%, the tax benefits are extended to 10 years, and in the case of foreign investment ranging from 49% to 100% the tax rate is reduced on a sliding scale to 10%. The benefits are subject to the fulfillment of the conditions of the letter of approval. The first plan benefit period has already expired. The benefit periods of the second and third plans have not yet commenced. The regular tax rate applicable to the Company is 36%.

In the event of distribution by the Company of a cash dividend out of retained earnings that were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the income from which the dividend was distributed. A 15% withholding tax may be deducted from dividends distributed to the recipients.

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

TAX ASSESSMENTS
Final tax assessments in Israel have been received up to and including the 1998 tax year.

DEFERRED TAXES
The Company has net operating loss carryforwards in Israel of approximately $13.0 million as of December 31, 2001. In addition, losses of approximately $31.4 million are attributable to the U.S. subsidiary, which will expire between 2008 and 2014, and the European subsidiaries have tax loss carryforwards of approximately $8.4 million as of December 31, 2002. The tax loss carryforwards for Israel and the European companies have no expiration date. The Company expects that during the period in which these tax losses are utilized, its income would be substantially tax-exempt. Accordingly there will be no tax benefit available from such losses and no deferred tax assets have been included in these financial statements.

Israel and International components of income profit (loss) before taxes are:

                                       YEAR ENDED DECEMBER 31,
                                2002            2001             2000
                                ----            ----             ----
                                           (IN THOUSANDS)
Israel                      $        (181)    $     1,355   $    (6,565)
International                      (9,917)        (9,351)        (8,829)
                          -----------------------------------------------
                            $     (10,098)    $   (7,996)   $    15,394)
                          -----------------------------------------------

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 50

NOTE 18 -- BALANCES AND TRANSACTIONS WITH RELATED PARTIES

On January 1, 1997, the Company transferred its "NESTER" division to a company under common control with the Company. The majority of the following balances and transactions are with that affiliated company.

                                                         DECEMBER 31,
                                                      2002        2001
                                                      ----        ----
                                                       (IN THOUSANDS)
     Balances:
     Other Receivables                                 $ 3        $294

                                                        YEAR ENDED DECEMBER 31,
                                                      2002        2001      2000
                                                      ----        ----      ----
                                                            (IN THOUSANDS)
     Transactions:
       Management fee income from Nester               $48        $ 48      $ 48
       Other General and administrative expenses       $67        $165      $208


ITEM 8A. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 2002 and 2001:


                                                         FIRST          SECOND         THIRD         FOURTH
                                                        QUARTER         QUARTER       QUARTER        QUARTER
                                                     -----------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                            (UNAUDITED)
2002
Net sales                                               $     3,106    $     3,461   $     4,609     $    4,577
Gross profit                                            $     1,683    $     1,776   $     2,733     $    2,808
Net Loss                                                $   (2,350)    $   (1,828)   $   (1,833)     $  (4,087)
----------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share:                   $    (0.09)    $    (0.07)   $    (0.07)     $   (0.16)
Shares used in computing basic and
  diluted net loss per share (in thousands)                  25,488         25,551        25,581         25,604
Price per ordinary share - high                         $      2.25    $      1.20   $      0.58     $     0.44
Price per ordinary share - low                          $      1.10    $      0.32   $      0.36     $     0.08


2001
Net sales                                               $     4,330    $     4,104   $     3,776     $    5,965
Gross profit                                            $     2,639    $     2,284   $     2,328     $    4,628
Net Profit (Loss)                                       $   (2,615)    $   (2,690)   $   (2,705)           $ 14

Basic and diluted net loss per share:                   $    (0.10)    $    (0.11)   $    (0.11)     $     0.00
----------------------------------------------------------------------------------------------------------------
Shares used in computing basic and
  diluted net loss per share (in thousands)                  25,228         25,349        25,407         25,463
Price per ordinary share - high                         $     2.719    $      1.43   $      1.82     $     1.47
Price per ordinary share - low                          $      0.75    $     0.563   $       0.7     $     0.82


The Company's ordinary shares are traded on the Nasdaq SmallCap Market. As of March 13, 2003, there were approximately 82 registered holders of ordinary shares.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Upon the recommendation of the audit committee of our Board of Directors, our shareholders approved the appointment of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent accountants, as our independent accountants at a shareholders meeting held on December 31, 2002.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 51

Luboshitz Kasierer & Co., an affiliate member of Ernst & Young International and formerly a member firm of Arthur Andersen, had previously audited our financial statements since the year ended December 31, 1995.

As we announced on October 21, 2002, during the third quarter of 2002, the audit committee, with the assistance of outside advisors, conducted a review of our financial statements for 2000 and 2001 and for the first six months of 2002. Upon the conclusion of this review, we determined to restate our historical financial statements for these periods and the audit committee decided to recommend to our shareholders that they dismiss Luboshitz Kasierer as our auditors and engage Brightman Almagor as our new auditors. Under Israeli law, the shareholders at a general meeting are the corporate entity that is authorized to appoint and dismiss a company's outside auditors.

Luboshitz Kasierer's reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, except to the extent discussed below, during 2000, 2001 and 2002, there were no disagreements between Luboshitz Kasierer and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Luboshitz Kasierer's satisfaction, would have caused Luboshitz Kasierer to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

During 2001, we entered into an agreement to sell certain receivables to a bank. As a result of the sale, our management believed that it was appropriate to reduce accounts receivable in our financial statements and to increase cash to reflect proceeds of the sale. Because the language in the agreement with the bank provided the bank with recourse to us in the event the receivables could not be collected, Luboshitz Kasierer recommended that the receivables sold continue to be recorded as receivables and not cash. Following discussions between our management and audit committee and Luboshitz Kasierer in connection with the audit of our financial statements for the year ended December 31, 2001, we accepted the recommendation of Luboshitz Kasierer.

During 2000, 2001 and 2002, except as provided below, the Company did not consult Brightman Almagor with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Brightman Almagor and another independent advisor were retained by the audit committee as outside advisors. Brightman Almagor was specifically retained for the following services: (i) to perform a special internal corporate investigation regarding software revenue recognition by us and our United Kingdom subsidiary in the years 2000 and 2001, (ii) to review the work of the other advisor retained by the audit committee regarding our United States subsidiary, on the same issues, and (iii) to submit to the audit committee Brightman Almagor's recommendations following such work. The results of the work done by the outside advisors pointed out what was perceived to be erroneous accounting treatment of revenue recognition in certain situations. Following receipt of the results of the investigations made by the audit committee, with the assistance of the outside advisors, we made the determination to restate our historical financial statements for the years 2000, 2001 and the first six months of 2002.

Luboshitz Kasierer was consulted regarding the revenue recognition issues raised in the investigation mentioned above. Luboshitz Kasierer presented its views to the audit committee that the recognition of revenue in the financial statements for 2000 and 2001 and for the first six months of 2002 was proper in light of our historical sales experience.

We provided Brightman Almagor with a copy of the foregoing disclosure and with an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of Brightman Almagor views, or the respects in which Brightman Almagor does not agree with the statements made herein. Brightman Almagor indicated that it concurs with the foregoing disclosure and that such a letter is not required.

We also provided Luboshitz Kasierer a copy of the foregoing disclosure. Their response is set forth in the proxy statement on form DEF14A filed with the US Securities and Exchange Commission on December 5, 2002.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 52

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is set forth under the caption "Election of Directors" and "Matters Relating to the Board of Directors" in the Company's proxy statement for its upcoming annual general meeting of shareholders (the "Proxy Statement") which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

In the last quarter of 2002, we identified a weakness in the process of recognizing and recording revenues in our books which led to the restatement of our financial statements for the years 2001, 2000 and 1999 and for the six months ended June 30, 2002. (See also note 3 of the notes to our consolidated financial statements on Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on January 24, 2003.)

Based on the instructions of the audit committee of our Board of Directors and with the assistance of its independent auditor, we adopted a new policy for revenue recognition. The policy includes procedures and practices to assure the proper recognition of revenue in the future. In addition, to improve the overall effectiveness of our disclosure controls and procedures, we have expanded the scope of periodic discussions between our finance department and our other operational departments, and expanded our formal reporting procedures. We have also established a Disclosure Committee with a mandate to assist our CEO and CFO in overseeing the accuracy and timeliness of our public disclosure and in evaluating regularly our disclosure and control procedures.

Within 90 days prior to the date of the filing of this annual report, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures. They did not find any weaknesses not identified previously, and believe that the changes we began implementing at the end of 2002 and described above address the weaknesses identified. With the assistance of our advisors, we continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal control and disclosure controls and procedure.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 53


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS
                                  EXHIBIT INDEX
 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT

3.1  (1)       Articles of Association of ClickSoftware Technologies Ltd.
4.1  (1)       Specimen of Ordinary Share Certificate
4.2  (1)       Fourth Amended and Restated Registration Rights Agreement, dated December 15, 1999
10.1 (2)       Form of 2000 Share Option Plan, as amended
10.2 (1)       Form of 2000 Employee Share Purchase Plan
10.3 (1)       Employment Agreement between ClickSoftware Technologies Ltd.
               and Moshe BenBassat
10.4 (1)       Employment Agreement between ClickSoftware Technologies Ltd. and Shimon Rojany
10.5 (1)       Form of Indemnification Agreement
10.6 (1)       Form of 1996 Option Plan
10.7 (1)       Form of 1997 Option Plan
10.8 (1)       Form of 1998 Option Plan
10.9 (1)       Form of 1999 Option Plan
10.10(1)       Form of 1999 Option Plan
10.12(1)       Form of 2000 Israeli Plan
10.13(1)       Form of 2000 Unapproved U.K. Share Scheme
10.14(1)       Form of 2000 Approved U.K. Share Scheme
10.15(3)       Employment Agreement between ClickSoftware Technologies Ltd. and Corey Leibow
10.16(4)       Lease made on January 21, 2000 by and between WTA Campbell Technologies Park, LLC and
               ClickSoftware, Inc.
10.17          Employment Agreement between ClickSoftware Technologies Ltd. and Shmuel Arvatz
21.1           Subsidiaries of the Registrant
23.1           Consent of Brightman Almagor & Co., member of Deloitte Touche Tohmatsu
99.1           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2           Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A file no. 333-30274), as amended.
(2) Incorporated by reference to the Registrants definitive proxy statement filed on August 6, 2001.
(3) Incorporated by reference to the Registrant's report on form 10-K filed on March 30, 2001.
(4) Incorporated by reference to the Registrant's report on form 10-Q filed on August 14, 2001.


(A)(1) FINANCIAL STATEMENTS
       Consolidated Balance Sheets
       Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Shareholders' Equity
       Consolidated Statements of Cash Flows

(B)(2) FINANCIAL STATEMENTS SCHEDULES
       Schedule II - Valuation and Qualifying Accounts and Reserves

       All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(B) REPORTS ON FORM 8-K:

During the quarter ended December 31, 2002, the Company filed the following reports on Form 8-K:

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 54

Current Report on Form 8-K dated October 7, 2002 (and filed October 28, 2002), and amended on Form 8-K/A dated November 7, 2002 (and filed November 13, 2002), reporting Item 4 "Changes in Registrant's Certifying Accountant," Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits."

Current Report on Form 8-K dated November 25, 2002 (and filed November 26, 2002) reporting Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits".


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 55

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

                                          Date: March 20, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                          DATE
             ---------                               -----                          ----

        /s/ MOSHE BENBASSAT             Chief Executive Officer and             March 20, 2003
------------------------------------    Chairman of the Board of Directors
            Moshe BenBassat             (Principal Executive Officer)


        /s/ SHMUEL ARVATZ               Chief Financial Officer                 March 20, 2003
------------------------------------    Principal Financial and
            Shmuel Arvatz               Accounting Officer)

        /s/ DR. ISRAEL BOROVICH         Director                                March 20, 2003
------------------------------------
            Dr. Israel Borovich

        /s/ RONI EINAV                  Director                                March 20,2003
------------------------------------
            Roni Eina

        /s/ NATHAN GANTCHER             Director                                March 20, 2003
------------------------------------
            Nathan Gantcher

        /s/ EDDY SHALEV                 Director                                March 20, 2003
------------------------------------
            Eddy Shalev

        /s/ JAMES W. THANOS             Director                                March 20, 2003
------------------------------------
            James W. Thanos


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 56

                                 CERTIFICATIONS

       I, Moshe BenBassat, certify that:

1. I have reviewed this annual report on Form 10-K of ClickSoftware Technologies Ltd.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003                              By: /s/ MOSHE BENBASSAT
                                                -------------------
                                            MOSHE BENBASSAT
                                            Chairman and Chief Executive Officer


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 57

       I, Shmuel Arvatz, certify that:

1. I have reviewed this annual report on Form 10-K of ClickSoftware Technologies Ltd.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003                                By: /s/ SHMUEL ARVATZ
                                                  -----------------
                                              Shmuel Arvatz
                                              Executive Vice President and
                                              Chief Financial Officer

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 58


                                  EXHIBIT INDEX
   EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT

3.1  (1)       Articles of Association of ClickSoftware Technologies Ltd.
4.1  (1)       Specimen of Ordinary Share Certificate
4.2  (1)       Fourth Amended and Restated Registration Rights Agreement, dated December 15, 1999
10.1 (2)       Form of 2000 Share Option Plan, as amended
10.2 (1)       Form of 2000 Employee Share Purchase Plan
10.3 (1)       Employment Agreement between ClickSoftware Technologies Ltd.
               and Moshe BenBassat
10.4 (1)       Employment Agreement between ClickSoftware Technologies Ltd. and Shimon Rojany
10.5 (1)       Form of Indemnification Agreement
10.6 (1)       Form of 1996 Option Plan
10.7 (1)       Form of 1997 Option Plan
10.8 (1)       Form of 1998 Option Plan
10.9 (1)       Form of 1999 Option Plan
10.10(1)       Form of 1999 Option Plan
10.12(1)       Form of 2000 Israeli Plan
10.13(1)       Form of 2000 Unapproved U.K. Share Scheme
10.14(1)       Form of 2000 Approved U.K. Share Scheme
10.15(3)       Employment Agreement between ClickSoftware Technologies Ltd. and Corey Leibow
10.16(4)       Lease made on January 21, 2000 by and between WTA Campbell Technologies Park, LLC and
               ClickSoftware, Inc.
10.17          Employment Agreement between ClickSoftware Technologies Ltd. and Shmuel Arvatz
21.1           Subsidiaries of the Registrant
23.1           Consent of Brightman Almagor & Co., member of Deloitte Touche Tohmatsu
99.1           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2           Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A file no. 333-30274), as amended.
(2) Incorporated by reference to the Registrants definitive proxy statement filed on August 6, 2001.
(3) Incorporated by reference to the Registrant's report on form 10-K filed on March 30, 2001.
(4) Incorporated by reference to the Registrant's report on form 10-Q filed on August 14, 2001.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 59