Form 10-Q
period 2003-03-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-05-14
CIK 1105841

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          ------------------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------   --------

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

                                  Yes   X   No
                                      -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes       No   X
                                      -----    -----

         As of March 31, 2003, there were 26,373,249 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding (net of treasury stock).


                         CLICKSOFTWARE TECHNOLOGIES LTD.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

 (a) Condensed Consolidated Balance Sheets as of March 31, 2003 and
     December 31, 2002.........................................................   3

 (b) Condensed Consolidated Statements of Operations for the three
     months ended March 31, 2003 and March 31, 2002............................   4

 (c) Condensed Consolidated Statements of Cash Flows...........................   5

 (d) Notes to Condensed Consolidated Financial Statements......................   6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risks..........  22

Item 4.   Controls and Procedures..............................................  23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................  24

Item 2.   Changes in Securities and Use of Proceeds............................  24

Item 4.   Submission of Matters to a Vote of Security Holders..................  24

Item 5.   Other information ...................................................  24

Item 6.   Exhibits and Reports on Form 8-K.....................................  24

Signatures.....................................................................  25

Exhibit 99.1...................................................................  28

Exhibit 99.2 ..................................................................  29


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             MARCH 31,         DECEMBER 31,
                                                                                               2003                2002
                                                                                       ---------------------------------------
                                                                                           (UNAUDITED)
                                                                                       ---------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                     $     5,207          $    3,400
Short-term investments                                                                              3,114               2,949
Trade receivables, net                                                                              2,474               4,043
Other receivables and prepaid expenses                                                              1,462               1,254
                                                                                       ---------------------------------------
          Total current assets                                                                     12,257              11,646
                                                                                       ---------------------------------------

Long-term investments                                                                                 280                 280
Property and equipment, net                                                                         1,123               1,250
Severance pay deposits                                                                                710                 781
                                                                                       ---------------------------------------
          Total assets                                                                        $    14,370          $   13,957
                                                                                       =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                               $        13          $       17
Accounts payable and accrued expenses                                                               4,908               5,369
Deferred revenues                                                                                   1,189                 411
                                                                                       ---------------------------------------
       Total current liabilities                                                                    6,110               5,797
                                                                                       ---------------------------------------

LONG-TERM LIABILITIES:
   Accrued severance pay                                                                            1,343               1,476
                                                                                       ---------------------------------------
       Total long-term liabilities                                                                  1,343               1,476
                                                                                       ---------------------------------------
       Total liabilities                                                                            7,453               7,273
                                                                                       ---------------------------------------

SHAREHOLDERS' EQUITY:

Ordinary shares of NIS 0.02 par value:
   Authorized -- 100,000,000 as of March 31, 2003 and December 31, 2002;
   Issued -- 26,412,249 shares as of March 31, 2003 and December 31, 2002.
   Outstanding -- 26,373,249 shares as of March 31, 2003 and December 31, 2002.                       102                 102
Additional paid-in capital                                                                         69,196              69,196
Deferred stock compensation                                                                           (26)               (101)
Accumulated deficit                                                                               (62,312)            (62,470)
Treasury stock, at cost: 39,000 shares                                                                (43)                (43)
                                                                                       ---------------------------------------
       Total shareholders' equity                                                                   6,917               6,684
                                                                                       ---------------------------------------
Total liabilities and shareholders' equity                                                    $    14,370          $   13,957
                                                                                       =======================================


                The accompanying notes are an integral part of these condensed consolidated financial statements


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                               2003               2002
                                                                                    -----------------------------------------
Revenues:
  Software license                                                                          $      2,245      $        1,020
  Services                                                                                         2,896               2,086
                                                                                    -----------------------------------------
     Total revenues                                                                                5,141               3,106
                                                                                    -----------------------------------------
Cost of revenues:
  Software license                                                                                   131                  36
  Services                                                                                         1,677               1,387
                                                                                    -----------------------------------------
     Total cost of revenues                                                                        1,808               1,423
                                                                                    -----------------------------------------
     Gross profit                                                                                  3,333               1,683
                                                                                    -----------------------------------------
Operating expenses:
  Research and development expenses, net                                                             486                 817
  Selling and marketing expenses                                                                   1,955               2,672
  General and administrative expenses                                                                730                 489
   Amortization of deferred Stock-based compensation (1)                                              75                  75
                                                                                    -----------------------------------------
     Total operating expenses                                                                      3,246               4,053
                                                                                    -----------------------------------------
     Operating income (loss)                                                                          87              (2,370)
Interest and other income, net                                                                        71                  20
                                                                                    -----------------------------------------
     Net income (loss)                                                                      $        158      $       (2,350)
                                                                                    -----------------------------------------
Basic and diluted earnings (loss) per share                                                 $       0.01      $        (0.09)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted earnings (loss) per share                          25,616,410          25,488,015
                                                                                    -----------------------------------------


(1) Amortization of deferred stock-based compensation would be further classified as follows:


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                    -----------------------------------------
                                                                                                2003               2002
                                                                                    -----------------------------------------
Cost of revenues                                                                            $          5      $            5
Research and development expenses                                                                     11                  11
Selling and marketing expenses                                                                         3                   3
General and administrative expenses                                                                   56                  56
                                                                                    -----------------------------------------
Total                                                                                       $         75      $           75
                                                                                    -----------------------------------------


                The accompanying notes are an integral part of these condensed consolidated financial statements


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            2003                2002
                                                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                        $       158        $     (2,350)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities Expenses not affecting operating cash flows:
  Depreciation                                                                                   132                 198
  Amortization of deferred compensation                                                           75                  75
  Gain from investments                                                                           11                  40
  Severance pay, net                                                                             (62)                (21)

Changes in operating assets and liabilities:

  Trade receivables                                                                            1,569               1,986
  Other receivables and  prepaid expenses                                                       (208)               (541)
  Accounts payable and accrued expenses                                                         (461)                 64
  Changes in investments, net                                                                      -                (553)
  Deferred revenues                                                                              778                 253
                                                                                    -----------------------------------------
Net cash provided by (used in) operating activities                                            1,992                (849)
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Short-term investments                                                                        (176)                  -
  Purchases of equipment                                                                          (5)               (175)
                                                                                    -----------------------------------------
Net cash used in investing activities                                                           (181)               (175)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Short-term debt, net                                                                            (4)                (60)
  Repayments of long-term debt                                                                     -                 (12)
  Employee options exercised                                                                       -                   5
                                                                                    -----------------------------------------
Net cash used in financing activities                                                             (4)                (67)
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                               1,807              (1,091)
Cash and cash equivalents at beginning of period                                               3,400               8,125
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                               $     5,207        $      7,034
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                             2                   3
                                                                                    =========================================


The accompanying notes are an integral part of these condensed consolidated financial statements

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF MARCH 31, 2003 AND FOR THE THREE MONTHS ENDED
                       MARCH 31, 2003 AND MARCH 31, 2002)
              (IN THOUSANDS, EXCEPT SHARE DATA AND SHARE NUMBERS)


1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2002 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission on March 24, 2003. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements as of and for the year ended December 31, 2002, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

     Following the reaudit of the Company's financial statements, the Company restated its financial statements for the announced periods and for the year ended December 31, 1999 and filed on January 24, 2003 an amendment to the 10-K for the year ended December 31, 2001 (the "2001 10-K/A").

     The restatement is further discussed in note 3 of the notes to the consolidated financial statements of the Company that are included in the 2001 10-K/A.

3.   REVENUE RECOGNITION

     The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended.

     In accordance with SOP 97-2, revenues from software license fees are recognized when persuasive evidence of an arrangement exists, the software product covered by written agreement or a purchase order signed by the customer has been delivered, the license fees are fixed and determinable and collection of the license fees is considered probable. Revenues from software product license agreements, which require significant customization and modification of the software product are deferred and recognized using the percentage-of-completion method of contract accounting in accordance with AICPA Statement of Position 81-1. When software arrangements involve multiple elements, the Company allocates revenue to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE).

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

     If stock-based compensation had been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net loss and basic and diluted net loss per share would have been increased or decreased to the following pro-forma amounts:

                                                                   THREE MONTHS ENDED
                                                                 MARCH 31       MARCH 31
                                                                   2003           2002
                                                                   ----           ----
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
     Net Income (loss)
           As reported                                          $     158     $   (2,350)
     Deduct- stock based compensation determined under APB 25          75             75
     Add- stock based compensation determined under SFAS 123          (82)          (133)
     Pro-forma                                                        151         (2,408)
     Basic and diluted net loss per
         Share
           As reported                                          $    0.01     $    (0.09)
           Pro-forma                                                 0.01          (0.09)

     Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the " Black-Scholes Option Pricing" method with the following weighted-average assumptions:(1) expected life of 5 years ;(2) dividend yield of 0%; (3) expected volatility of 149% ;and (4) risk-free interest rate of 4%.

5.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted earnings (loss) per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

     All outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted earnings (loss) per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted earnings (loss) per share were 3,504,756 and 4,111,601 for the three months ended March 31, 2003 and March 31, 2002, respectively.

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

OVERVIEW

Since late 1996, we have focused on providing service optimization software products based on our W-6 Service Scheduler and TechMate technologies. We have also invested significant resources in developing products based on these technologies including, until 2001, increasing the number of our employees involved in research and development, selling and marketing, and professional services. During 2001 and 2002 the number of our employees decreased due to cost cutting measures.

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

In the fourth quarter of 2002, in light of continued worldwide economic recession and ongoing reductions in investments in corporate capital expenditures, we initiated a reorganization plan aimed at reducing our operating expenses. As part of the plan, we reduced our workforce by approximately 40 employees, implemented an across-the-board salary reduction, closed our office in Campbell, California and moved our North America headquarters to Burlington, Massachusetts. As a result of this plan, we recorded in the fourth quarter of 2002 restructuring costs and asset impairment in the amount of approximately $2.7 million. (See also note 4 of the notes to our consolidated financial statements for the year ended December 31, 2002 in "Item 8. Financial Statements".)

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

Research and development expenses consist primarily of personnel costs to support product development, net of grants received from the Chief Scientist. In return for some of these grants, we are obligated to pay the Israeli Government royalties, as described below, which are included in cost of revenues. Software research and development costs incurred prior to the establishment of technology feasibility are included in research and development expenses as incurred.

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

Interest and other income (expenses) include interest income earned on cash, cash equivalents and short-term investments, offset by interest expense, and also includes the effects of foreign currency translations.

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

The effects of foreign currency exchange rates on our results of operations for the three months ended March 31, 2003 and 2002 were immaterial.

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian tax rate on our Australian income and the Israeli tax rate discussed below.

Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to our Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs or that the provisions of the law will not change.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying amount values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our revenues are principally derived from the licensing of our software and the provision of related services. We recognize revenues in accordance with SOP 97-2. Revenues from software license fees are recognized when persuasive evidence of an arrangement exists, either by written agreement or a purchase order signed by the customer, the software product has been delivered, the license fees are fixed and determinable, and collection of the license fees is considered probable. License fees from software arrangements that involve multiple elements, such as post-contract customer support, consulting and training, are allocated to each element of the arrangement based on the relative fair values of the elements. We determine the fair value of each element in multiple-element arrangements based on vendor specific objective evidence, or VSOE. We determine the VSOE for each element according to the price charged when the element is sold separately. In judging the probability of collection of software license fees we continuously monitor collection and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. In connection with customers with whom we have no previous experience, we may utilize independent resources to evaluate the creditworthiness of those customers. For some customers, typically those with whom we have long-term relationships, we may grant extended payment terms. We perform on-going credit evaluations of our customers. If the financial situation of any of our customers were to deteriorate, resulting in an impairment of their ability to pay amounts owed to us, additional allowances may be required.

Our software products generally do not require significant customization or modification. However, when such customization or modification is necessary, the revenue generated by those activities is deferred and recognized using the percentage of completion method.

Service revenues include post-contract customer support, consulting and training. Post-contract customer support arrangements provide for technical support and the right to unspecified updates on an if-and-when-available basis. Revenues from those arrangements are recognized ratably over the term of the arrangement, usually one year. Revenues from consulting services are recognized on a time and material basis or, in a fixed price contract, on a percentage of completion basis. Revenues from training are recognized as the services are provided.

In recognizing revenues based on the rate of completion method, we estimate time to completion with revisions to estimates made in the period in which changes become known. If we do not accurately estimate the resources required or scope of work to be performed, manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future services margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.


RECENT ACCOUNTING PRONOUNCEMENTS

None.

RESULTS OF OPERATIONS

Our operating results for each of the three months ended March 31, 2003 and 2002, expressed as a percentage of revenues are as follows:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                            ------------------------------------
                                                  2003               2002
                                            ------------------------------------
Revenues:
  Software license                                      44%               33%
  Services                                              56%               67%
                                            ------------------------------------
     Total revenues                                    100%              100%
                                            ------------------------------------
Cost of revenues:
  Software license                                       3%                1%
  Services                                              33%               45%
     Total cost of revenues                             36%               46%
                                            ------------------------------------
     Gross profit                                       64%               54%
                                            ------------------------------------
Operating expenses:
  Research and development expenses, net                 9%               26%
  Selling and marketing expenses                        38%               86%
  General and administrative expenses                   14%               16%
  Share-based compensation                               1%                2%
                                            ------------------------------------
     Total operating expenses                           62%              130%
                                            ------------------------------------
     Operating income (loss)                             2%             (76%)
Interest and other income, net                           1%                -%
                                            ------------------------------------
     Net income (loss)                                   3%             (76%)
                                            ====================================


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002


REVENUES: Company revenues increased $2.0 million or 66% to $5.1 million for the three months ended March 31, 2003 from $3.1 million for the three months ended March 31, 2002. This increase in revenues was the result of increased demand for our products and the expansion of our sales and marketing efforts into various industries. For the three months ended March 31, 2003, 42% of our revenues were generated in North America, 44% in Europe, 13% in Asia Pacific and Africa and 1% in Israel. For the three months ended March 31, 2002, 55% of our revenues were generated in North America, 32% in Europe, 11% in Asia Pacific and Africa and 2% in Israel.

SOFTWARE LICENSE REVENUES: Software license revenues increased $1.2 million or 120% to $2.2 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. Software license revenues were $2.2 million or 44% of total revenues for the three months ended March 31, 2003, and $1.0 million or 33% of total revenues for the three months ended March 31, 2002. The increase in software license revenues by $1.2 million or 120% from the three months ended March 31, 2002 was primarily the result of repeat orders.

SERVICES: Services revenues were $2.9 million or 56% of revenues for the three months ended March 31, 2003, and $2.1 million or 67% of total revenue in the three months ended March 31, 2002. The increase in services revenues by $0.8 million or 39% from the three months ended March 31, 2002 was primarily due to an increase in professional services fees in connection with implementations for clients during the first quarter of 2003 as well an increase in support revenues as a result of an increase in number of customers under support agreements.

COST OF REVENUES: Cost of revenues were $1.8 million or 36% of revenues for the three months ended March 31, 2003, and $1.4 million or 46% of revenues for the three months ended March 31, 2002. The increase in the cost of revenues by $0.4 million or 27% from the three months ended March 31, 2002 on an absolute basis was primarily due to higher costs associated with professional services performed by the Company and an increase in royalties paid by the Company to the Chief Scientist Office.

COST OF SOFTWARE LICENSES: Cost of software licenses was $131,000 or 3% of revenues for the three months ended March 31, 2003 and $36,000 or 1% of revenues in the three months ended March 31, 2002. The increase in the cost of software licenses was due to an increase in royalties paid by the Company to the Chief Scientist Office and an increase in new third parties' licenses sold by the Company in the first quarter of 2003.

COST OF SERVICES: Cost of services revenues was $1.7 million or 33% of revenues for the three months ended March 31, 2003, and $1.4 million or 45% of revenues for the three months ended March 31, 2002. The increase in the cost of services by $0.3 million or 21% from the three months ended March 31, 2002 on an absolute basis was primarily due to the increased demand for our professional services and an increase in royalties paid.

GROSS PROFIT: Gross profit was $3.3 million, or 64% of revenues for the three months ended March 31, 2003 and $1.7 million, or 54% of revenues for the three months ended March 31, 2002. The increase in the gross profit by $1.6 million or 98% was primarily due to an increase in total revenues. The increase in gross profit as a percentage of revenues was the result of an increase in higher margin license revenues and improvement in services profitability.

OPERATING EXPENSES: Total operating expenses were $3.2 million or 62% of revenues for the three months ended March 31, 2003, and $4.1 million or 130% of revenues for the three months ended March 31, 2002. The decrease in operating expenses by $0.9 million or 20% from the three months ended March 31, 2002 was primarily due to cost cutting measures implemented during 2002. Our total number of employees decreased from 152 at March 31, 2002 to 112 at March 31, 2003.

RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $486,000 or 9% of revenues for the three months ended March 31, 2003, and $817,000 or 26% of revenues for the three months ended March 31, 2002. The decrease in research and development expenses by $0.3 million or 41% from the three months ended March 31, 2002 is primarily due to the impact of cost cutting measures implemented during 2002.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $2.0 million or 38% of revenues for the three months ended March 31, 2003, and $2.7 million or 86% of revenues for the three months ended March 31, 2002. The absolute decrease in selling and marketing expenses by $0.7 million or 27% from the three months ended March 31, 2002 was primarily due to cost cutting measures implemented during 2002.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $730,000 or 14% of revenues for the three months ended March 31, 2003, and $489,000 or 16% of revenues for the three months ended March 31, 2002. The increase in general and administrative expenses by $0.2 million or 49% from the three months ended March 31, 2002 was due primarily to increased legal and consultancy expenses and one time payroll charges amounted to approximately $60,000.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation expenses for the three months ended March 31, 2003 and March 31, 2002 amounted to $75,000, which had previously been recorded as deferred stock-compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 we had cash and cash equivalents of $5.2 million, short-term investments of $3.1 million and long-term investments of $0.3 million for a total of $8.6 million.

From inception until our IPO in June 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

For the three months ended March 31, 2003, cash provided by operations was $2.0 million, comprised of our net profit of $0.2 million, a decrease in trade receivables of $1.6 million, an increase in other receivables of $0.2 million, a decrease in accounts payable of $0.5 million, an increase in deferred revenue of $0.8 million and non-cash charges of $0.2 million. For the three months ended March 31, 2002, cash used in operations was $0.8 million, comprised of our net loss of $2.4 million, a decrease in trade receivables of $2.0 million, an increase in other receivables of $0.5 million, an increase in accounts payable of $0.1 million, an increase in deferred revenue of $0.3 million, partially offset by non-cash charges of $0.3 million and an increase in short term investments of $0.6 million.

Net cash used in investing activities for the three months ended March 31, 2003 was $181,000 of which $176,000 was primarily invested in bank deposits and $5,000 was invested in purchases of computer equipment. Net cash used in investing activities for the three months ended March 31, 2002 was $175,000 and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

As of March 31, 2003 we had outstanding trade receivables of approximately $2.5 million , which represented approximately 48% of revenues for the three months ended March 31, 2003. Our trade receivables typically have 30 to 60 day terms, although we have also negotiated longer payment plans with some of our clients. For the three months ended March 31, 2003 our DSO (Day Sales Outstanding) was 43 days, a decrease of 34 days from 79 for the three months ended December 31, 2002.

We have entered into standby letters of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts and office lease payments. As of March 31, 2003, contingent liabilities on outstanding letters of credit agreements aggregated approximately $2.9 million of which all but $318,000 are scheduled to expire during 2003. It is possible that some of these letters of credit will be renewed following their expiration.The letters of credit are secured by $3.2 million in deposits with the banks, to cover any potential payments under the guarantees. As of December 31, 2002, contingent liabilities on outstanding letters of credit agreements aggregated approximately $2.6 million of which all but $280,000 are scheduled to expire during 2003. The letters of credit were secured by $2.9 million in deposits with the banks, to cover any potential guarantees.

Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $6.5 million related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of March 31, 2003, we had paid or accrued royalties related to the results of research and development in the amount of $2.5 million. The estimated current net commitment is approximately $4.0 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants if sufficient sales are not generated.

Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We intend to continue investing significant resources in our selling and marketing and research and development operations in the future. We attained profitability in the three month period ending March 31, 2003. Our ability to maintain profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to control our expenses. However, we cannot assure you that we will be able to maintain profitability, particularly given the current economic conditions and potential reduction in information technology spending by our current and prospective customers. If we are not successful in doing so, we will be required to seek new external sources of financing. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to out shareholders.

We estimate that our expenses in the second quarter of 2003 will be between $5.0 and $5.5 million, although actual expenses may differ. Also we will need to use cash during 2003 for certain expenses recorded in 2002 in connection with our restructuring in the amount of approximately $1.3 million. If we are able to maintain our quarterly revenues at a level similar to that of the first quarter of 2003, we believe that we will have sufficient cash to fund our operations for at least the next twelve months although there is no assurance we will be able to do so.

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

RISKS RELATED TO OUR BUSINESS

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO OBTAIN FURTHER FINANCING IF REQUIRED. Our ability to maintain or increase profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to control our expenses. We cannot assure you that we will be successful in doing so. If we are not successful in doing so, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers, we will need to raise additional capital to finance our operations. Under current market conditions, we may not be able to do so by selling additional equity or debt securities. If we are able to issue equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist of the State of Israel and there can be no assurance that we will be able to obtain this consent in the future.

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

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND OUR RESULTS OF OPERATIONS. Current predictions for the general economy indicate uncertain economic conditions. Weak economic conditions may cause a reduction in information technology spending generally. Consequently, there may be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner and this may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY. We expect to continue to incur significant sales and marketing and research and development expenses. Some of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues. As a result, we will need to generate significant revenues to maintain profitability, which we may not be able to do.

WE FACE RISKS RELATING TO OUR FINANCIAL STATEMENTS RESTATEMENT. During the third quarter of 2002, our audit committee, with the assistance of outside advisors, conducted a review of our financial statements for 2000 and 2001 and the first six months of 2002. On October 21, 2002, we announced that we would restate our financial statements for 1999, 2000 and 2001 and the first six months of 2002. In addition, we announced that our audit committee had decided to recommend to our shareholders that we terminate our relationship with Luboshitz Kasierer, formerly a member firm of Arthur Andersen, as our auditors and appoint new auditors. At a shareholders' meeting held on December 31, 2002, our shareholders authorized the engagement of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu. Following the reaudit of our financial statements, we restated our financial statements for the announced periods and for the year ended December 31, 1999 and filed an amendment to the 10-K for the three years ended 2001 on January 24, 2003.

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

IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR UNITED STATES SHAREHOLDERS WILL BE SUBJECT TO ADVERSE TAX CONSEQUENCES. If, for any taxable year, either, (1) 75% or more of our gross income is passive income or
(2) 50% or more of the fair market value of our assets, including cash (even if held as working capital), produce or are held to produce passive income, we may be characterized as a "passive foreign investment company" ("PFIC") for United States federal income tax purposes. Passive income includes dividends, interest, royalties, rents annuities and the excess of gains over losses from the disposition of assets, which produce passive income. For purposes of the asset test, cash is considered to be an asset that produces passive income. As a result of our cash position and the decline in the value of our assets, there is a substantial risk that we are a PFIC for U.S. federal income tax purposes.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE. Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues comes from orders placed towards the end of a quarter. From time to time, we anticipate a sale of significant size to a single customer. A delay in the completion of any sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant, Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

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

FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSELY AFFECT OUR PROFITABILITY. Historically, all of our operating revenue has come from sales of, and services related to, our ClickSchedule and ClickFix products and clients seeking application software that enables efficient provisioning of services in enterprise environments. During the year ended December 31, 2000, we introduced three products that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. On November 28, 2001 we released version 7.0 of our Service Optimization Suite that utilizes dynamic load balancing architecture, which dynamically redirects requests among a group of ClickSoftware servers running our product applications. On October 2002 we added ClickForecast to our Service Optimization suite. This increases the scalability of our products by enabling our customers to optimize additional resources by adding hardware to this group of ClickSoftware servers. Our growth depends in part on the development of market acceptance of these products. We have no guarantee that the sales of these products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our new products would have a material adverse effect on our business and operating results.

OUR SALES AND IMPLEMENTATION CYCLES DEPEND ON FACTORS OUTSIDE OUR CONTROL, WHICH MAY CAUSE QUARTERLY LICENSE AND SERVICE FEES REVENUES TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD.To date, our customers have taken typically from three months to nine months to evaluate our offering before making their purchase decisions. In addition, depending on the nature and specific needs of a client, the implementation of our products typically takes three to nine months. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including clients' budgetary constraints, clients' internal acceptance reviews, the success and continued internal support of clients' own development efforts, the efforts of businesses with which we have relationships, the nature, size and specific needs of a client and the possibility of cancellation of projects by clients. The uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in license revenues. Historically, a significant portion of our sales in any given quarter occur in the last two weeks of the quarter; if sales forecasted from a specific client for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly revenue and operating results. Moreover, to the extent that significant sales occur earlier than expected, revenue and operating results for subsequent quarters could be adversely affected.

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

FAILURE TO FULLY DEVELOP OR MAINTAIN KEY BUSINESS RELATIONSHIPS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL LICENSES, THEREBY DECREASING OUR REVENUES AND INCREASING OUR SALES AND MARKETING COSTS. We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain business relationships with software vendors, resellers, systems integrators, distribution partners and customers. If we fail to continue developing these relationships, our growth could be limited. We have entered into agreements with third parties relating to the integration of our products with their product offerings, distribution, reselling and consulting. We are currently deriving revenues from these agreements but we may not be able to derive significant revenues in the future from these agreements. In addition, our growth may be limited if prospective clients do not accept the solutions offered by our strategic partners.

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

OUR PRODUCTS COULD BE SUSCEPTIBLE TO ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, LIABILITY OR DELAYED OR LIMITED MARKET ACCEPTANCE. Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, some of our products have contained errors and defects that have delayed implementation or required us to expend additional resources to correct the problems. Despite internal testing, testing by current and potential clients and the history of use by our installed base of customers, our current and future products may contain as yet undetected serious defects or errors. Any such defects or errors could result in lost revenues, liability or a delay in market acceptance of these products, any of which would have a material adverse effect on our business, operating results and financial condition.

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

Our end-user licenses are designed to prohibit unauthorized use, copying or disclosure of our software and technology in the United States, Israel and other foreign countries. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. Unauthorized third parties may be able to copy some portions of our products, reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and/or to enforce our rights to our technology, we may lose competitive position in the market. We cannot assure you that our means of protecting our intellectual property rights in the United States, Israel or elsewhere will be adequate or that competing companies will not independently develop similar technology. In addition, some of our licensed users may allow additional unauthorized users to use our software, and if we do not detect such use, we could lose potential license fees.

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

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK. Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro will increase. In 2002, 20% of our costs were incurred in GBP and 3% in the Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 2002, 25% of our costs were incurred in NIS. In 2002 we incurred 2% of our costs in the Australian Dollar. In addition to above, we have balance sheet exposure related to foreign net assets. So far our risk to foreign currency fluctuations has been minimal, but we cannot assure you that we will be able to adequately protect ourselves against such risks.

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

IT MAY BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST US, OUR OFFICERS AND DIRECTORS AND THE ISRAELI ACCOUNTANTS NAMED AS EXPERTS IN THIS STATEMENT OR TO ASSERT U.S. SECURITIES LAWS CLAIMS IN ISRAEL OR SERVE PROCESS ON SUBSTANTIALLY ALL OF OUR OFFICERS AND DIRECTORS AND THESE ACCOUNTANTS. We are incorporated in Israel and maintain significant operations in Israel. Some of our executive officers and directors and the Israeli accountants named as experts in this statement reside outside of the United States and a significant portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to effect service of process on us or any of those persons or to enforce a U.S. court judgment, based upon the civil liability provisions of the U.S. federal securities laws, against us or any of those persons , in an Israeli court. Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel. We have appointed ClickSoftware Inc., our U.S. subsidiary, as our agent to receive service of process in any action against us arising out of our original June 22, 2000 initial public offering. We have not given our consent for our agent to accept service of process in connection with any other claim. Furthermore, if a foreign judgment is enforced by an Israeli court, it will be payable in NIS.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS. As of March 31, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 36.7% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF US, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS. Provisions of Israeli corporate and tax law and of our articles of association may have the effect of delaying, preventing or making more difficult any merger or acquisition of us, even if doing so would be beneficial to our shareholders. In addition, any merger or acquisition of us will require the prior consent of the Chief Scientist.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES. As of March 31, 2003, we had 26,373,249 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of March 31, 2003, we had 2,929,647 ordinary shares issuable upon exercise of outstanding options, and 2,342,017 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically.
Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and 2003 a diversion of management's attention and resources.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK. We develop products in Israel and sell them primarily in North America, Europe, and the Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In 2002, 66% of our revenues and 50% of our expenses were denominated in U.S. dollars. Since our financial results are reported in our functional currency, U.S. dollars, fluctuations in the exchange rates between the dollar and non-dollar currencies may have a material effect on our results of operations. The exposure to currency exchange rate changes is diversified due to the number of different countries and currencies in which we conduct business. The main currencies are US$, NIS, GBP and Euro.

In addition to above, we have balance sheet exposure related to foreign net assets.

In the first Quarter of 2003 we entered into forward Contracts related to foreign currency rates in order to protect against foreign currency accounts receivables and certain forecasted transactions. The impact of those transactions is immaterial. We do not participate in any speculative investments.

INTEREST RATE RISK. As of March 31, 2003, we had cash and cash equivalents of $8.3 million, which consist of cash and highly liquid short-term investments. Of this amount, a total of $0.9 million, net of currency forward transactions, is denominated in non-dollar currencies.

A hypothetical 10 percent change in exchange rates against the U.S dollar and a substantial decrease in market interest rates will have immaterial impact on our financial condition.

The following table provides information about our investment portfolio, cash, and long-term debts as of March 31, 2003 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

        YEAR OF MATURITY                                             2003

        (in thousands of dollars)
        A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
        ------------------------------------------------------
        Cash and Cash equivalents                                  $5,207
            Average interest rate                                    0.8%

        Bank deposits                                              $3,394
            Average interest rate                                    1.9%

        B) LONG-TERM DEBTS:
        -------------------
        None.



ITEM 4. CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of the filing of this quarterly report, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures. They did not find any weaknesses not identified previously, and believe that the changes we began implementing at the end of 2002 and described above address the weaknesses identified. With the assistance of our advisors, we continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal control and disclosure controls and procedure.

Subsequent to the date of this evaluation by our chief executive officer and chief financial officer, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

         No legal proceeding has been filed against the company during the first quarter of 2003. For prior reporting periods, reference is made to the company's report on Form 10-K for the year ended December 31, 2002.

ITEM 2.  Changes in Securities and Use of Proceeds

         None


ITEM 4.  Submission of matters to a vote of security holders

         None.


ITEM 5.  Other information

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

         (b)  Reports on Form 8 - K:


         On January 2, 2003, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting under
Item 4 the change in its certifying accountant.

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


Date:  May 14, 2003

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


May 14, 2003
                                          By: /s/ Moshe Benbassat
                                              -------------------
                                          Moshe BenBassat
                                          Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 14, 2003
                                            By: /s/ Shmuel Arvatz
                                                -----------------
                                            Shmuel Arvatz
                                            Executive Vice President and
                                            Chief Financial Officer