Form 10-Q
period 2003-06-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-08-13
CIK 1105841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _______________________

                        COMMISSION FILE NUMBER: 000-30827

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972-3) 765-9400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ]   No [X]

 As of June 30, 2003, there were 26,418,676 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding (net of treasury stock).

================================================================================


                                             CLICKSOFTWARE TECHNOLOGIES LTD.

                                                        FORM 10-Q

                                           FOR THE QUARTER ENDED JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

(a)  Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002..................................1

(b)  Condensed Consolidated Statements of Operations for the three and six months ended June 30,
         2003 and June 30, 2002 ......................................................................................2

(c)  Condensed Consolidated Statements of Cash Flows..................................................................4

(d)  Notes to the Condensed Consolidated Financial Statements.........................................................5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................28

ITEM 4.  Controls and Procedures.....................................................................................29

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................................................30

ITEM 2.  Changes in Securities and Use of Proceeds...................................................................30

ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................................30

ITEM 5.  Other Information...........................................................................................31

ITEM 6.  Exhibits and Reports on Form 8-K............................................................................31

Exhibit 3.3..........................................................................................................33

SIGNATURES...........................................................................................................61

Exhibit 31.1.........................................................................................................62

Exhibit 31.2.........................................................................................................63

Exhibit 32.1.........................................................................................................64

Exhibit 32.2.........................................................................................................65


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         2003                2002
                                                                                  ---------------------------------------
                                                                                     (UNAUDITED)
                                                                                  ---------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $    3,910          $    3,400
Short-term investments                                                                     4,143               2,949
Trade receivables, net                                                                     2,773               4,043
Other receivables and prepaid expenses                                                     1,522               1,254
                                                                                  ---------------------------------------
     Total current assets                                                                 12,348              11,646
                                                                                  ---------------------------------------

Long-term investments                                                                        280                 280
Property and equipment, net                                                                1,035               1,250
Severance pay deposits                                                                       807                 781
                                                                                  ---------------------------------------
     Total assets                                                                     $   14,470          $   13,957
                                                                                  =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                       $       --          $       17
Accounts payable and accrued expenses                                                      4,463               5,369
Deferred revenues                                                                          1,365                 411
                                                                                  ---------------------------------------
     Total current liabilities                                                             5,828               5,797
                                                                                  ---------------------------------------

LONG-TERM LIABILITIES:
    Accrued severance pay                                                                  1,511               1,476
                                                                                  ---------------------------------------
     Total long-term liabilities                                                           1,511               1,476
                                                                                  ---------------------------------------
     Total liabilities                                                                     7,339               7,273
                                                                                  ---------------------------------------

SHAREHOLDERS' EQUITY:
Special preferred shares NIS 0.02 par value:
   Authorized - 5,000,000 as of June 30, 2003 and December 31, 2002; no issued and outstanding shares as of June 30, 2003 and December 31, 2002

Ordinary shares of NIS 0.02 par value:
   Authorized - 100,000,000 as of June 30, 2003 and December 31, 2002
   Issued - 26,457,676 shares as of June 30, 2003 and 26,412,249 shares as of December 31, 2002.
   Outstanding - 26,418,676 shares as of June 30, 2003 and 26,373,249 shares as
     of December 31, 2002.                                                                   103                 102
Additional paid-in capital                                                                69,210              69,196
Deferred stock compensation                                                                   --                (101)
Accumulated deficit                                                                      (62,139)            (62,470)
Treasury stock, at cost: 39,000 shares                                                       (43)                (43)
                                                                                  ---------------------------------------
     Total shareholders' equity                                                            7,131               6,684
                                                                                  ---------------------------------------
Total liabilities and shareholders' equity                                            $   14,470          $   13,957
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


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                                                                          THREE MONTHS ENDED JUNE 30,
                                                                                    -----------------------------------------
                                                                                            2003                2002
                                                                                    -----------------------------------------
Revenues:
   Software license                                                                     $     2,310         $     1,356
   Services                                                                                   2,750               2,105
                                                                                    -----------------------------------------
     Total revenues                                                                           5,060               3,461
                                                                                    -----------------------------------------
Cost of revenues:
   Software license                                                                             305                 281
   Services                                                                                   1,422               1,404
                                                                                    -----------------------------------------
     Total cost of revenues                                                                   1,727               1,685
                                                                                    -----------------------------------------
     Gross profit                                                                             3,333               1,776
                                                                                    -----------------------------------------
Operating expenses:
   Research and development expenses, net                                                       508                 590
   Selling and marketing expenses                                                             1,827               2,708
   General and administrative expenses                                                          767                 403
   Amortization of deferred Stock-based compensation (1)                                         26                  75
                                                                                    -----------------------------------------
     Total operating expenses                                                                 3,128               3,776
                                                                                    -----------------------------------------
     Operating income (loss)                                                                    205              (2,000)
Interest and other income (expenses), net                                                       (32)                172
                                                                                    -----------------------------------------
     Net income (loss)                                                                  $       173         $    (1,828)
                                                                                    -----------------------------------------
Basic and diluted earnings (loss) per share                                             $      0.01         $     (0.07)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted earnings (loss) per share                     25,647,888          25,551,161
                                                                                    -----------------------------------------

(1) Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                      --------------------------------------
                                                                                             2003               2002
                                                                                      --------------------------------------
Cost of revenues                                                                             $  2                $  5
Research and development expenses                                                               4                  11
Selling and marketing expenses                                                                  1                   3
General and administrative expenses                                                            19                  56
                                                                                      --------------------------------------

Total                                                                                        $ 26                $ 75
                                                                                      ------------------- ------------------


               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                    -----------------------------------------
                                                                                            2003                2002
                                                                                    -----------------------------------------
Revenues:
   Software license                                                                      $    4,555           $    2,376
   Services                                                                                   5,646                4,191
                                                                                    -----------------------------------------
     Total revenues                                                                          10,201                6,567
                                                                                    -----------------------------------------
Cost of revenues:
   Software license                                                                             436                  317
   Services                                                                                   3,099                2,791
                                                                                    -----------------------------------------
     Total cost of revenues                                                                   3,535                3,108
                                                                                    -----------------------------------------
     Gross profit                                                                             6,666                3,459
                                                                                    -----------------------------------------
Operating expenses:
   Research and development expenses, net                                                       994                1,407
   Selling and marketing expenses                                                             3,782                5,380
   General and administrative expenses                                                        1,497                  892
   Amortization of deferred Stock-based compensation (1)                                        101                  150
                                                                                    -----------------------------------------
     Total operating expenses                                                                 6,374                7,829
                                                                                    -----------------------------------------
     Operating income (loss)                                                                    292               (4,370)
Interest and other income, net                                                                   39                  192
                                                                                    -----------------------------------------
     Net income (loss)                                                                   $      331           $   (4,178)
                                                                                    -----------------------------------------
Basic and diluted earnings (loss) per share                                              $     0.01           $    (0.16)
                                                                                    -----------------------------------------
Shares used in computing basic and diluted earnings (loss) per share                     25,632,149           25,105,598
                                                                                    -----------------------------------------

(1) Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                      --------------------------------------
                                                                                             2003                2002
                                                                                      --------------------------------------
Cost of revenues                                                                             $   7               $  10
Research and development expenses                                                               15                  22
Selling and marketing expenses                                                                   4                   6
General and administrative expenses                                                             75                 112
                                                                                      --------------------------------------

Total                                                                                        $ 101               $ 150
                                                                                      --------------------------------------


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


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                    -----------------------------------------
                                                                                            2003                2002
                                                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                            331             $(4,178)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities Expenses not affecting operating cash flows:
   Depreciation                                                                              239                 406
   Amortization of deferred compensation                                                     101                 150
   Unrealized (gain)loss  from investments                                                    11                 104
   Severance pay, net                                                                          9                 (48)
Changes in operating assets and liabilities:
   Trade receivables                                                                       1,270               2,264
   Other receivables and  prepaid expenses                                                  (268)                (58)
   Accounts payable and accrued expenses                                                    (906)                312
   Changes in investments, net                                                                --              (2,365)
   Deferred revenues                                                                         954                 392
                                                                                    -----------------------------------------
Net cash provided by (used in) operating activities                                        1,741              (3,021)
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                                                (1,205)                 --
   Purchases of equipment                                                                    (24)               (231)
                                                                                    -----------------------------------------
Net cash used in investing activities                                                     (1,229)               (231)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term debt, net                                                                      (17)               (107)
   Repayments of long-term debt                                                               --                 (21)
   Employee options exercised and employees stock purchase plan shares purchased              15                  44
                                                                                    -----------------------------------------
Net cash used in financing activities                                                         (2)                (84)
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                             510              (3,336)
Cash and cash equivalents at beginning of period                                           3,400               8,125
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                                 3,910               4,789
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                         8                   5
                                                                                    =========================================


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JUNE 30, 2003 AND FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2003 AND JUNE 30, 2002)
               (IN THOUSANDS, EXCEPT SHARE DATA AND SHARE NUMBERS)

1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2003 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2002 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission on March 24, 2003. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements as of and for the year ended December 31, 2002, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

     Following the re-audit of the Company's financial statements, the Company restated its financial statements for the announced periods and for the year ended December 31, 1999 and filed on January 24, 2003 an amendment to the 10-K for the year ended December 31, 2001 (the "2001 10-K/A").

     The restatement is further discussed in note 3 of the notes to the consolidated financial statements of the Company that are included in the 2001 10-K/A.

3.   REVENUE RECOGNITION

     The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended.

     In accordance with SOP 97-2, revenues from software license fees are recognized when persuasive evidence of an arrangement exists, the software product covered by written agreement or a purchase order signed by the customer has been delivered, the license fees are fixed and determinable and collection of the license fees is considered probable. Revenues from software product license agreements that require significant customization and modification of the software product are deferred and recognized using the percentage-of-completion method of contract accounting in accordance with AICPA Statement of Position 81-1. When software arrangements involve multiple elements, the Company allocates revenue to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence exists for the undelivered elements, or until all elements are delivered, whichever occurs earlier.

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

     Service revenues include consulting services, post-contract customer support and training. Consulting revenues are generally recognized on a timely and material basis. However, revenues from certain fixed-price contracts are recognized on the percentage of completion basis. Post-contract customer support agreements provide technical support and the right to unspecified updates on an if-and-when-available basis. Post-contract customer support revenues are recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided.

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

     Had stock-based compensation been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net loss and basic and diluted net loss per share would have increased or decreased to the following pro-forma amounts:


                                                     -----------------------------------------------------------------
                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                     -----------------------------------------------------------------
                                                           2003            2002            2003            2002
                                                     -----------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     -----------------------------------------------------------------
     Net Income (loss)
As reported                                              $     173       $  (1,828)      $     331       $  (4,178)
     Add - stock based compensation  determined under
     SFAS 123                                                   26              75             101             150
     Deduct  - stock  based  compensation  determined
     under SFAS 123                                           (115)           (133)           (197)           (266)
     Pro-forma                                           $      84       $  (1,886)      $     235       $  (4,294)

Basic and diluted net loss per Share
         As reported                                     $    0.01       $   (0.07)      $    0.01       $   (0.16)
         Pro-forma                                       $    0.00       $   (0.07)      $    0.01       $   (0.17)

        Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the following weighted-average assumptions: (1) expected life of 5 years ;(2) dividend yield of 0%; (3) expected volatility of 149%; and
        (4) risk-free interest rate of 4%.

5.      BASIC AND DILUTED NET LOSS PER SHARE

        Basic and diluted net loss per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net loss per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

        All outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted net income (loss) per share were 3,892,993 and 4,083,833 for the three and six months ended June 30, 2003 and June 30, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to products, markets, and future results of operations and profitability, and may include implied statements concerning market acceptance of our products, and our growing leadership role in the marketplace. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan, "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth herein which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

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

     We believe that in today's economy successful businesses must constantly increase the performance of existing service resources. Our products emphasize the use of optimization tools for performance enhancement in the service environment. Accordingly, in September 1999, we began marketing our product lines under new names, CLICKSCHEDULE and CLICKFIX and in May 2000, we changed our company name to ClickSoftware Technologies Ltd. Currently our product offering for service optimization applications includes: CLICKSCHEDULE(TM), CLICKFIX(TM), CLICKANALYZE(TM), CLICKPLAN(TM), CLICKMOBILE(TM), and CLICKFORECAST(TM).

     In the fourth quarter of 2002, in light of continued worldwide economic recession and ongoing reductions in investments in corporate capital expenditures, we initiated a reorganization plan aimed at reducing our operating expenses. As part of the plan, we reduced our workforce by approximately 40 employees, implemented an across-the-board salary reduction, closed our office in Campbell, California and moved our North American headquarters to Burlington, Massachusetts. As a result of this plan, we recorded in the fourth quarter of 2002 restructuring costs and asset impairment in the amount of approximately $2.7 million. (See also note 4 of the notes to our consolidated financial statements for the year ended December 31, 2002 in "Item 8. Financial Statements".)

     We derive revenues from software licensing and services. Our operating history shows that a significant percentage of our quarterly revenues results from orders placed toward the end of a quarter. Software license revenues are comprised of perpetual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. We recognize revenues in accordance with the AICPA Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION," or SOP 97-2, as amended (See note 3 of the notes to our interim consolidated financial statements).

     Service revenues are comprised of revenues from consulting, training, and post-contract customer support. Consulting services are billed at an agreed-upon rate plus incurred expenses. Clients licensing our products generally purchase consulting agreements from us. Post-contract customer support arrangements provide technical support and the right to unspecified upgrades on an if-and when-available basis. Post-contract customer support revenues are charged as a percentage of license fees depending upon the level of support coverage requested by the customer. Our products are marketed worldwide through a combination of our direct sales force, third-party consultants and various marketing and distribution relationships we have with implementation and technology companies and resellers.

     Cost of revenues consists of cost of software license revenues and cost of services. Cost of software license revenues consists of expenses related to media duplication and packaging of our products, costs of software purchased or licensed for resale and royalties payments to the Chief Scientist. Cost of services consists of expenses related to salaries and expenses of our professional services organizations, costs related to third-party consultants, and equipment costs and royalty payments to the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "Chief Scientist") pursuant to grant agreements whereby the Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter.

     Operating expenses are categorized into research and development expenses, sales and marketing expenses, general and administrative expenses and stock-based compensation.

     Research and development expenses consist primarily of personnel costs to support product development, net of grants received from the Chief Scientist. In return for some of these grants, we are obligated to pay the Israeli Government royalties, as described above, which are included in cost of revenues. Software research and development costs incurred prior to the establishment of technology feasibility are included in research and development expenses as incurred.

     Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

     General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities, legal and other costs related to running a public company.

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

     The effects of foreign currency exchange rates on our results of operations for the three and six months ended June 31, 2003 and 2002 were immaterial.

     Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K. statutory tax rate on our U.K. income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian tax rate on our Australian income and the Israeli tax rate discussed below.

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

                          CRITICAL ACCOUNTING POLICIES

     This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying amount values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Service revenues include post-contract customer support, consulting and training. Post-contract customer support arrangements provide for technical support and the right to unspecified updates on an if-and-when-available basis. Revenues from those arrangements are recognized ratably over the term of the arrangement, usually one year. Revenues from consulting services are recognized on a time and material basis as the services are provided or, in a fixed price contract, on a percentage of completion basis. Revenues from training are recognized as the services are provided.

     In recognizing revenues based on the rate of completion method, we estimate time to completion with revisions to estimates made in the period in which the basis of such revisions becomes known. If we do not accurately estimate the resources required or scope of work to be performed, manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future services margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company is currently considering the effect, if any, of this Interpretation on its financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.


                                                     RESULTS OF OPERATIONS

                           Our operating results, expressed as a percentage of revenues, for each of the three and six-month periods ended June 30, 2003 and 2002 are as follows:


                                                      ------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30                            JUNE 30
                                                      ------------------------------------------------------------------------
                                                             2003             2002              2003              2002
                                                      ------------------------------------------------------------------------
Revenues:
   Software license                                           46%               39%              45%               36%
   Services                                                   54%               61%              55%               64%
                                                      ------------------------------------------------------------------------
     Total revenues                                          100%              100%             100%              100%
Cost of revenues:
   Software license                                            6%                8%               4%                5%
   Services                                                   28%               41%              31%               43%
     Total cost of revenues                                   34%               49%              35%               48%
                                                      ------------------------------------------------------------------------
   Gross profit                                               66%               51%              65%               52%
                                                      ------------------------------------------------------------------------
Operating expenses:
   Research and development expenses, net                     10%               17%              10%               21%
   Selling and marketing expenses                             36%               78%              37%               82%
   General and administrative expenses                        15%               12%              15%               14%
   Reorganization expenses                                    --                --               --                --
   Amortization of deferred Stock-based compensation           1%                2%               1%                2%
                                                      ------------------------------------------------------------------------
     Total operating expenses                                 62%              109%              63%              119%
                                                      ------------------------------------------------------------------------
     Operating income (loss)                                   4%              (58%)              2%              (67%)
        Interest and other income(expenses), net              (1%)               5%               1%                3%
                                                      ------------------------------------------------------------------------
     Net income (loss)                                         3%              (53%)              3%              (64%)
                                                      ========================================================================

       RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     REVENUES: Company revenues increased $1.6 million or 46% to $5.1 million for the three months ended June 30, 2003 from $3.5 million for the three months ended June 30, 2002. This increase in revenues was the result of increased demand for our products and services, particularly in the computer and office equipment and utilities and energy industries. For the three months ended June 30, 2003, 44% of our revenues were generated in North America, 45% in Europe, 10% in Asia Pacific and Africa and 1% in Israel. For the three months ended June 30, 2002, 62% of our revenues were generated in North America, 20% in Europe, 17% in Asia Pacific and Africa and 1% in Israel.

     SOFTWARE LICENSE REVENUES: Software license revenues increased $0.9 million or 70% to $2.3 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. Software license revenues were $2.3 million or 46% of total revenues for the three months ended June 30, 2003, and $1.4 million or 39% of total revenues for the three months ended June 30, 2002. The increase in software license revenues by $0.9 million or 70% from the three months ended June 30, 2002 resulted from a mixture of new and follow-on orders.

     SERVICES: Services revenues were $2.7 million or 54% of revenues for the three months ended June 30, 2003, and $2.1 million or 61% of total revenue in the three months ended June 30, 2002. The increase in services revenues by $0.6 million or 31% from the three months ended June 30, 2002 was primarily due to the increase in the number of customers under annual support agreements as well an increase in professional services fees during the second quarter of 2003.

     COST OF REVENUES: Cost of revenues were $1.7 million or 34% of revenues for the three months ended June 30, 2003, and $1.7 million or 49% of revenues for the three months ended June 30, 2002. The marginal increase in the cost of revenues by $42,000 from the three months ended March 31, 2002 on an absolute basis was primarily due to higher costs associated with professional services performed by the Company and an increase in royalties paid by the Company to the Chief Scientist Office.

     COST OF SOFTWARE LICENSES: Cost of software licenses was $305,000 or 6% of revenues for the three months ended June 30, 2003 and $281,000 or 8% of revenues in the three months ended June 30, 2002. The marginal increase in the cost of software licenses on an absolute basis was due to an increase in royalties paid by the Company to the Chief Scientist Office and an increase in new third parties' licenses sold by the Company in the second quarter of 2003.

     COST OF SERVICES: Cost of services revenues was $1.4 million or 28% of revenues for the three months ended June 30, 2003, and $1.4 million or 41% of revenues for the three months ended June 30, 2002.

     GROSS PROFIT: Gross profit was $3.3 million, or 66% of revenues for the three months ended June 30, 2003 and $1.8 million, or 51% of revenues for the three months ended June 30, 2002. The increase in gross profit by $1.5 million or 88% was primarily due to an increase in total revenues. The increase in gross profit as a percentage of revenues was primarily the result of an increase in higher margin license revenues and improvement in the profitability of our professional services.

     OPERATING EXPENSES: Total operating expenses were $3.1 million or 62% of revenues for the three months ended June 30, 2003, and $3.8 million or 109% of revenues for the three months ended June 30, 2002. The decrease in operating expenses by $0.7 million or 17% from the three months ended June 30, 2002 was primarily due to cost cutting measures implemented during the fourth quarter of 2002. Our total number of employees decreased from 152 at June 30, 2002 to 119 at June 30, 2003.

     RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $508,000 or 10% of revenues for the three months ended June 30, 2003, and $590,000 or 17% of revenues for the three months ended June 30, 2002. The decrease in research and development expenses by $0.1 million or 14% from the three months ended June 30, 2002 is primarily due to the impact of cost cutting measures implemented during the fourth quarter of 2002.

     SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $1.8 million or 36% of revenues for the three months ended June 30, 2003, and $2.7 million or 78% of revenues for the three months ended June 30, 2002. The decrease in selling and marketing expenses by $0.9 million or 33% from the three months ended June 30, 2002 was primarily due to cost cutting measures implemented during the fourth quarter of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $767,000 or 15% of revenues for the three months ended June 30, 2003, and $403,000 or 12% of revenues for the three months ended June 30, 2002. The increase in general and administrative expenses by $0.4 million or 90% from the three months ended June 30, 2002 was due primarily to increase in bad debts, legal and consultancy and payroll expenses.

     AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation expenses were $26,000 for the three months ended June 30, 2003 and $75,000 for the three months ended June 30, 2002.

        RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     REVENUES: Company revenues increased $3.6 million or 55% to $10.2 million for the six months ended June 30, 2003 from $6.6 million for the six months ended June 30, 2002. This increase in revenues was the result of increased demand for our products and services, particularly in the computer and office equipment and utilities and energy industries . For the six months ended June 30, 2003, 43% of our revenues were generated in North America, 44% in Europe, 12% in Asia Pacific and Africa and 1% in Israel. For the six months ended June 30, 2002, 59% of our revenues were generated in North America, 26% in Europe, 13% in Asia Pacific and Africa and 2% in Israel.

     SOFTWARE LICENSE REVENUES: Software license revenues increased $2.2 million or 92% to $4.6 million for the six months ended June 30, 2003 from $2.4 million for the six months ended June 30, 2002. Software license revenues were $4.6 million or 45% of total revenues for the six months ended June 30, 2003, and $2.4 million or 36% of total revenues for the six months ended June 30, 2002. The increase in software license revenues by $2.2 million or 92% from the six months ended June 30, 2002 was primarily the result of repeat orders

     SERVICES: Services revenues were $5.6 million or 55% of revenues for the six months ended June 30, 2003, and $4.2 million or 64% of total revenue in the six months ended June 30, 2002. The increase in services revenues by $1.4 million or 35% from the six months ended June 30, 2002 resulted from an increase in project-based professional services and an increase in number of customers under annual support agreements.

     COST OF REVENUES: Cost of revenues were $3.5 million or 35% of revenues for the six months ended June 30, 2003, and $3.1 million or 48% of revenues for the six months ended June 30, 2002. The increase in the cost of revenues by $0.4 million or 14% from the six months ended June 30, 2002 on an absolute basis was primarily due to higher costs associated with professional services performed by the Company and an increase in royalties paid to the Chief Scientist.

     COST OF SOFTWARE LICENSES: Cost of software licenses was $436,000 or 4% of revenues for the six months ended June 30, 2003 and $317,000 or 5% of revenues in the six months ended June 30, 2002. The increase in the cost of software licenses on absolute basis was primarily due to an increase in royalties paid to the Chief Scientist.

     COST OF SERVICES: Cost of services revenues was $3.1 million or 31% of revenues for the six months ended June 30, 2003, and $2.8 million or 43% of revenues for the six months ended June 30, 2002. The increase in the cost of services by $0.3 million or 11% from the six months ended June 30, 2002 on an absolute basis was primarily due to the increased demand for our professional services and an increase in royalties paid to the Chief Scientist.

     GROSS PROFIT: Gross profit was $6.7 million, or 65% of revenues for the six months ended June 30, 2003 and $3.5 million, or 52% of revenues for the six months ended June 30, 2002. The increase in the gross profit by $3.2 million or 93% was primarily due to an increase in total revenues. The increase in gross profit as a percentage of revenues was the result of an increase in higher margin license revenues and improvement in the profitability of our professional services.

     OPERATING EXPENSES: Total operating expenses were $6.4 million or 63% of revenues for the six months ended June 30, 2003, and $7.8 million or 119% of revenues for the six months ended June 30, 2002. The decrease in operating expenses by $1.4 million or 19% from the six months ended June 30, 2002 was primarily due to cost cutting measures implemented during 2002. Our total number of employees, who are the primary source of our operating expenses, decreased from 152 at June 30, 2002 to 119 at June 30, 2003.

     RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $994,000 or 10% of revenues for the six months ended June 30, 2003, and $1.4 million or 21% of revenues for the six months ended June 30, 2002. The decrease in research and development expenses by $0.4 million or 29% from the six months ended June 30, 2002 is primarily due to the impact of cost cutting measures implemented during 2002.

     SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3.8 million or 37% of revenues for the six months ended June 30, 2003, and $5.4 million or 82% of revenues for the six months ended June 30, 2002. The decrease in selling and marketing expenses by $1.6 million or 30% from the six months ended June 30, 2002 was primarily due to cost cutting measures implemented during 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.5 million or 15% of revenues for the six months ended June 30, 2003, and $892,000 or 14% of revenues for the six months ended June 30, 2002. The increase in general and administrative expenses by $0.6 million or 68% from the six months ended June 30, 2002 was due primarily to increase in bad debts, legal and consultancy and payroll expenses.

     AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation expenses were $101,000 for the six months ended June 30, 2003 and $150,000 for the six months ended June 30, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003 we had cash and cash equivalents of $3.9 million, short-term investments of $4.1 million and long-term investments of $0.3 million for a total of $8.3 million.

     From inception until our IPO in June 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

     For the six months ended June 30, 2003, cash provided by operations was $1.7 million, comprised of our net income of $0.3 million, a decrease in trade receivables of $1.3 million, an increase in other receivables of $0.3 million, a decrease in accounts payable of $0.9 million, an increase in deferred revenue of $1.0 million and non-cash charges of $0.4 million. For the six months ended June 30, 2002, cash used in operations was $3.0 million, comprised of our net loss of $4.2 million, a decrease in trade receivables of $2.3 million, an increase in accounts payable of $0.3 million, an increase in deferred revenue of $0.4 million, partially offset by non-cash charges of $0.6 million and an increase in short term investments of $2.4 million.

     Net cash used in investing activities for the six months ended June 30, 2003 was $1.2 million of which $1.2 million was primarily invested in bank deposits and Short term Bonds and $24,000 was invested in purchases of computer equipment. Net cash used in investing activities for the six months ended June 30, 2002 was $231,000 and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

     As of June 30, 2003 we had outstanding trade receivables of approximately $2.8 million, which represented approximately 55% of revenues for the three months ended June 30, 2003. Our trade receivables typically have 30 to 60 day terms, although we have also negotiated longer payment plans with some of our clients. For the three months ended June 30, 2003 our DSO (Day Sales Outstanding) was 49 days, an increase of 6 days from 43 for the three months ended March 31, 2003.

     We have entered into standby letters of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts and office lease payments. As of June 30, 2003, contingent liabilities on outstanding letters of credit agreements aggregated approximately $3.0 million, of which all but $394,000 are scheduled to expire during 2003. It is possible that some of these letters of credit will be renewed following their expiration. The letters of credit are secured by $3.3 million in deposits with the banks, to cover any potential payments under the guarantees.

     Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $6.6 million related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of June 30, 2003, we had paid or accrued royalties related to the results of research and development in the amount of $2.7 million. The estimated current net commitment is approximately $3.9 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants if sufficient sales are not generated.

     Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional international operations. We intend to continue investing significant resources in our selling and marketing and research and development operations in the future. We attained profitability in the three months period ending March 31, 2003 and maintained profitability in three months period ending June 30, 2003. Our ability to maintain profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to control our expenses. However, we cannot assure you that we will be able to maintain profitability, particularly given the current economic conditions and potential reduction in information technology spending by our current and prospective customers. If we are not successful in doing so, we will be required to seek new external sources of financing. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     We estimate that our revenues in the third quarter of 2003 will be between $5.5 and $5.8 million, although actual revenues may differ. Assuming this level of revenues for the third quarter is achieved, we believe that we will be able to maintain profitability in the upcoming quarter and assuming we can maintain the anticipated level of expenses, although no assurances can be made in that regard. Also we will need to use cash during the second half of 2003 for certain expenses recorded in 2002 in connection with our restructuring in the amount of approximately $0.6 million. If we are able to maintain our quarterly revenues at a level similar to that expected in the third quarter of 2003, we believe that we will have sufficient cash to fund our operations for at least the next twelve months although there is no assurance we will be able to do so.

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

                          RISKS RELATED TO OUR BUSINESS

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO OBTAIN FURTHER FINANCING IF REQUIRED.

     Our ability to maintain or increase profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to control our expenses. We cannot assure you that we will be successful in doing so. If we are not successful in doing so, particularly given current economic conditions and potential reductions in information technology spending by our current and prospective customers, we will need to raise additional capital to finance our operations. Under current market conditions, we may not be able to do so by selling additional equity or debt securities. If we are able to issue equity or debt securities, these securities could have rights; preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities would result in additional dilution to the stock holdings of our shareholders. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist and there can be no assurance that we will be able to obtain this consent in the future.

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

     The restatement of our prior financial statements may lead to litigation claims against us. The defense of claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. In this regard, in December 2002, a lawsuit was filed against us and our current and former officers in the United States District Court for the District of Massachusetts asserting securities law claims on behalf of persons who purchased our ordinary shares between June 22, 2000 and October 21, 2002. The complaint was not served on any of the defendants, nor did the plaintiffs take any other action in connection with the matter. On June 12, 2003, the case was dismissed without prejudice for failure of the plaintiff to serve the complaint and/or show good cause for its failure to do so. In addition, we have provided information regarding our financial statement restatement to the staff of the Securities and Exchange Commission on a voluntary basis, and the SEC has requested additional information. Any additional inquiry by the SEC may result in a diversion of our management's attention and resources and require additional expenses for professional services. In addition, any claims against us or any inquiry by the SEC may cause the price of our Ordinary Shares to decline.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE.

     Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues comes from orders placed towards the end of a quarter. From time to time, we are reliant upon a sale of significant size to a single customer. A delay in the completion of any such sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant, Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

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

IF WE FAIL TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION, WE MAY NOT BE ABLE TO SERVICE ADDITIONAL CLIENTS.

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

WE ARE INCURRING ADDITIONAL COSTS AND DEVOTING MORE MANAGEMENT RESOURCES TO COMPLY WITH INCREASING REGULATION OF CORPORATE GOVERNANCE AND DISCLOSURE.

     We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities.

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

     We are incorporated in Israel and maintain significant operations in Israel. Some of our executive officers and directors and the Israeli accountants named as experts in this statement reside outside of the United States and a significant portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to effect service of process on us or any of those persons or to enforce a U.S. court judgment, based upon the civil liability provisions of the U.S. federal securities laws, against us or any of those persons, in an Israeli court. Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel. We have appointed ClickSoftware Inc., our

U.S. subsidiary, as our agent to receive service of process in any action against us arising out of our original June 22, 2000 initial public offering. We have not given our consent for our agent to accept service of process in connection with any other claim. Furthermore, if a foreign judgment is enforced by an Israeli court, it will be payable in NIS.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS.

     As of June 30, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 35.0% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES.

     As of June 30, 2003, we had 26,418,676 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of June 30, 2003, we had 3,147,920 ordinary shares issuable upon exercise of outstanding options, and 1,649,210 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

     We enter from time to time into forward Contracts related to foreign currency rates in order to protect against foreign currency accounts receivables and certain forecasted transactions. The impact of those transactions is immaterial. We do not participate in any speculative investments.

     INTEREST RATE RISK. As of June 30, 2003, we had cash and cash equivalents of $8.0 million, which consist of cash and highly liquid short-term investments. Of this amount, a total of $2.0 million is denominated in non-dollar currencies.

     A hypothetical 10 percent change in exchange rates against the U.S. dollar and a substantial decrease in market interest rates will have immaterial impact on our financial condition.

     The following table provides information about our investment portfolio, cash, and long-term debts as of June 30, 2003 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

        YEAR OF MATURITY                                                 2003      2004
        (in thousands of dollars)

        A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
        Cash and Cash equivalents                                      $3,910        --
          Average interest rate                                          0.9%        --


        Short Term Bonds                                               $1,000        --
          Average interest rate                                          1.2%        --


        Bank deposits                                                  $2,283    $1,140
          Average interest rate                                          1.2%      1.2%

        B) LONG-TERM DEBTS:
        None.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. They did not find any weaknesses not identified previously, and believe that the changes we began implementing at the end of 2002 and described above address the weaknesses identified.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During the quarterly period ending June 30, 2003, no material legal proceeding was filed against the Company. On June 12, 2003, the lawsuit which had been filed against the Company and certain of its current and former officers in the United States District Court for the District of Massachusetts in December 2002 asserting certain securities law claims was dismissed without prejudice for failure of the plaintiff to file a return of service and /or show good cause.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 2003, the Annual Meeting of Shareholders of the Company was held at 11:00 am, local time, at the Company's offices at 34 Habarzel Street, Tel Aviv, Israel.

     1.   ELECTION OF CLASS I DIRECTOR, CLASS II
     DIRECTORS, CLASS III DIRECTORS AND
     EXTERNAL DIRECTORS                            VOTES FOR     VOTES AGAINST
                                                  ------------  ---------------
     James W. Thanos (Class I director)            23,806,259        12,462
     Roni Einav (Class II director)                23,806,259        12,462
     Gil Weiser (Class II director)                23,806,259        12,462
     Moshe BenBassat (Class III director)          23,722,859        83,900
     Eddy Shalev (Class III director)              23,806,259        12,462
     Naomi Atsmon (External director)              23,806,259        12,462
     Dan Falk (External director)                  23,806,259        12,462

     Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

     2. To ratify the appointment of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent accountants of the Company for the 2003 fiscal year. The number of affirmative votes for this proposal was 23,776,771, the number of negative votes was 40,750 and the number of abstentions was 1,200.

     3. To ratify and approve, as described in the Company's proxy statement filed on April 30, 2003 (the "Proxy Statement"), to each of Naomi Atsmon and Dan Falk, grants of options to purchase 30,000 shares at the fair market value per share at the date of annual meeting. Also to ratify and approve the grant, as described in the Company's Proxy Statement, to Moshe BenBassat of an option to purchase 250,000 shares at the fair market value per share at the date of annual meeting. The number of affirmative votes for this proposal was 23,318,894, the number of negative votes was 498,720 and the number of abstentions was 1,106.

     4. To ratify and approve grants of cash compensation to outside directors, as described in the Company's Proxy Statement. The number of affirmative votes for this proposal was 23,657,765, the number of negative votes was 160,855 and the number of abstentions was 100.

     5. To ratify and approve adoption of 2003 Israeli Share Option Plan, as described in the Company's Proxy Statement. The number of affirmative votes for this proposal was 15,731,437, the number of negative votes was 1,852,598 and the number of abstentions was 67,105.

     6. To ratify and approve, as described in the Company's Proxy Statement, a revised employment agreement with Moshe BenBassat, the Company's Chairman and Chief Executive Officer. The number of affirmative votes for this proposal was 23,586,475, the number of negative votes was 163,535 and the number of abstentions was 68,711.

     7. To ratify and approve certain amendments to the Company's articles of association, as described in the Company's Proxy Statement, to permit the Company to prospectively exempt directors and officers from damages resulting from a breach of the duty of care toward the Company. The number of affirmative votes for this proposal was 21,868,163, the number of negative votes was 1,885,904 and the number of abstentions was 64,653.

     8. To ratify and approve the issuance of certain letters of indemnification, insurance and exemption to directors, as described in the Company's Proxy Statement. The number of affirmative votes for this proposal was 21,937,733, the number of negative votes was 1,878,381 and the number of abstentions was 2,606.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX


(a)      Exhibit Number                          Description
----------------------------  --------------------------------------------------
         3.3                    Amended Articles of Association of the Company

        10.18 (1)               Amended Form of Indemnification Agreement

        10.19 (1)               Amended Employment Agreement between the Company and Moshe BenBassat

        10.20 (1)               2003 Israeli Share Option Plan

        31.1                    Certification of the Chief Executive  Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2                    Certification of the Chief Financial  Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1                    Certification of the Chief Executive  Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2                    Certification of the Chief Financial  Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's definitive proxy statement filed on April 30,2003.

(b)      Reports on Form 8-K:

     On May 14, 2003, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's financial results for the quarter ended March 31,2003.

                                                                     EXHIBIT 3.3



                             ARTICLES OF ASSOCIATION

                                       OF

                         CLICKSOFTWARE TECHNOLOGIES LTD.

                     AMENDED AND RESTATED AS OF MAY 28, 2003

                             ARTICLES OF ASSOCIATION

                                       OF

                           CLICKSOFTWARE TECHNOLOGIES  LTD.

--------------------------------------------------------------------------------


INTERPRETATION


1. In these Articles, the words in the first column of the following table shall bear the meanings set opposite them respectively in the second column thereof, if not inconsistent with the subject or context:

      Words                        Meanings

      The Company                  The above-named Company.

      Companies                    Law The Companies Law 1999 (the "Companies
                                   Law") and all orders and regulations issued thereunder as amended from time to time, including any law or statute replacing it.

      The Statutes The Companies Law, the Securities Law of 1968 and every other ordinance or law for the time being in force concerning companies and affecting the Company.

      These Articles These Articles of Association, as shall be amended from time to time.

      Officer A Director, President, General Manager, Chief Executive Officer, Vice President, Chief Financial Officer, any other manager directly subordinate to the President, and any person who fills one of the said positions in the Company, even if he carries a different title.

      Audit Committee              As defined in the Companies Law.

      The Office                   The registered office of the Company.

      The Seal Any of (i) the rubber stamp of the Company, (ii) the facsimile signature of the Company, or (iii) the electronic signature of the Company as approved by the Board of Directors.

      Shareholders                 Register The shareholders register required
                                   to be kept according to the Companies Law and any other shareholders register permitted to be kept by the Company according to the Companies Law.

      Month                        A Gregorian month.

      NIS                          New Israeli Shekel

      Writing Printing, lithography, photography and any other mode or modes of representing or reproducing words in a visible form.


      Words importing the masculine gender shall include the feminine gender, and words importing person shall include corporations.

      Subject as aforesaid, any words or expressions defined in the Statutes shall, except where the subject or context forbids, bear the same meanings in these Articles.


PUBLIC COMPANY


3.    The Company is a limited public company, consequently:

      (a)  no limitations will apply to the transfer of its shares;

      (b)  the number of shareholders will be unlimited;

      (c) the Company may issue shares, debentures or any other securities to the public.

      (d)  the liability of its shareholders is limited by shares.

SHARE CAPITAL

4.    (a)  The share capital of the Company is NIS two million (2,100,000), divided into:

           (i) 97,000,000 Ordinary Shares of NIS 0.02 nominal value each ("Ordinary Shares");

           (ii) 3,000,000 Non-Voting Ordinary Shares of NIS 0.02 nominal value each ("Non-Voting Ordinary Shares"), and

           (ii) 5,000,000 Special Preferred Shares of NIS 0.02 nominal value each ("Special Preferred Shares").

      Except as otherwise provided herein, the shares of each class will rank pari passu with all the other shares in that class.

      (b) Each Ordinary Share entitles its holder to receive notice of, and to participate in, all General Meetings of the Company, and to one (1) vote in such meetings for every share, and the other rights specified in these Articles.

      (c) The Special Preferred Shares may be issued from time to time as shares of one or more series, with such distinctive serial designations as may be stated or expressed in the resolution or resolutions providing for the issuance of such shares from time to time adopted by the Board of Directors of the Company. In the resolution or resolutions providing for the issuance of such shares, the Board of Directors of the Company is expressly authorized, without the need for shareholder action, to fix the terms and preferences of the shares of such series, including without limitation the dividend rate, number of shares, and the terms upon which the shares are convertible into or exchangeable for shares of any other class or classes.

     (d) Each Non-Voting Ordinary Share will have the same rights as the Ordinary Shares except that they will not have any voting rights in the Company, including the right to receive notice of meetings of shareholders and to participate in and vote at meetings of shareholders.

          Each Non-Voting Ordinary Share is convertible at any time after issuance of such share at the option of the holder thereof and without payment of any additional consideration into one (1) fully-paid and non-assessable voting Ordinary Share, according to the procedure set out below. Before any holder of Non-Voting Ordinary Shares shall be entitled to convert the same into Ordinary Shares to be converted, the holder shall deliver to the Company written notice specifying the number of shares to be converted. From and after the date on which the Company or its transfer agent received such notice, shares included in such notice shall be deemed converted as specified in the notice, and the converting holder shall be deemed the owner and shall be treated for all purposes as the record holder of the number of Ordinary Shares into which such shares were converted. Promptly after delivery of such written notice, the holder shall surrender the certificate(s) therefor, duly endorsed, at the office of the Company or of any transfer agent for such shares. The Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder, certificate(s) for the number of shares to which such holder shall be entitled as aforesaid.

AMENDMENT OF ARTICLES

5. These Articles (with the exception of Article 100 which may be amended as provided therein) may be amended by a majority vote at a meeting of shareholders of the Company, with the exception of Article 100 which may be amended only by the affirmative vote of two - thirds of the shareholders present (in person or by proxy) and voting on such resolution at a General Meeting.

     If the Company's shares are divided into classes of shares, then a change that infringes on the rights of a class of shares shall be made only with the approval of a General Meeting of that class; the provisions of these Articles shall apply, mutatis mutandis, to the adoption of decisions by a class meeting.

     Notwithstanding the provisions of this Article , a change of these Articles that obligates a shareholder to acquire additional shares or to increase the extent of his liability shall not obligate the shareholder without his consent.

SHARES

6. Subject to these Articles or to the terms of any resolution creating new shares, the unissued shares in the registered share capital of the Company from time to time shall be under the control of the Board of Directors, which shall have the power to allot shares or otherwise dispose of them to such persons, on such terms and conditions, and either at par or at a premium or, subject to the provisions of the Statutes, at a discount, and at such times as the Board of Directors may think fit, and the power to give to any person the option to acquire from the Company any shares, either at nominal value or at a premium or, subject as aforesaid, at a discount, during such time and for such consideration as the Board of Directors may determine.

7. If two or more persons are registered as joint holders of any share, any one of such persons may give effectual receipts for any dividends or other monies in respect of such share.

     The Company shall not be required to recognize any holder of a share as a holder other than the registered holder of such share.

8. Every shareholder registered in the Shareholders' Register shall be entitled, without payment, to receive within thirty days after allotment or registration of transfer (unless the conditions of issuance provide for a longer interval), one certificate under the Seal for all the shares registered in his name, and if the Board of directors so approves, several certificates, each for one or more of such shares. Each certificate shall specify the number and denoting numbers of the shares in respect of which it is issued and may also specify the amount paid up thereon; provided that, in the case of joint holders, the Company shall not be bound to issue more than one certificate to all the joint holders, and delivery of such certificate to one of them shall be sufficient delivery to all. Every certificate shall be signed by one Director and countersigned by the Secretary or some other person nominated by the Board of Directors for this purpose.

9. If any share certificate shall be defaced, worn out, destroyed or lost, it may be renewed on such evidence being produced, and such indemnity (if any) being given as the Board of Directors shall require and (in the case of defacement or wearing out) upon delivery of the old certificate and, in any case, upon payment of such sum not exceeding NIS 50 (fifty New Israeli Shekels) as the Board of Directors may from time to time require.

10. The Company may, directly or indirectly, purchase its own shares subject to the provisions of the Companies Law. If the Company purchases its own shares, such shares will not have any rights as long as they are owned by the Company.

11. (a) A subsidiary or some other corporate body under the Company's control (in this Article: "ACQUIRING CORPORATE BODY") may acquire shares of the Company subject to the provisions of the Companies Law, on condition that the subsidiary's Board of Directors or the Directors of the acquiring corporate body determined that - had the acquisition been made by the Company - it would have been permitted by the provisions of the Companies Law.

     (b) If the Company's shares were acquired by a subsidiary or by an acquiring corporate body, such shares shall not grant voting rights as long as they are owned by the subsidiary or by the acquiring body corporate.

     (c) If a prohibited distribution (as defined in Section 301 to the Companies Law) was made, then the refund specified in Section 310 to the Companies Law shall be made to the subsidiary or to the acquiring body corporate and the provisions of Section 311 shall apply, mutatis mutandis, to the Directors of the subsidiary and to the Directors of the acquiring body corporate. However, if the Company's Board of Directors determined that the distribution is permitted, then the responsibility shall be that of the Company's Directors, as provided in Section 311 to the Companies Law.

     (d) Notwithstanding the provisions of Sub-article (a), acquisition by a subsidiary or by an acquiring corporate body that is not wholly owned by the Company constitutes a distribution in an amount equal to the amount of the acquisition, multiplied by the proportion of rights in the subsidiary's capital or in the capital of the acquiring corporate body held by the Company.

TRANSFER OF SHARES

12. No transfer of shares shall be registered unless a proper writing or instrument of transfer (in any customary form or any other form satisfactory to the Board of Directors) has been submitted to the Company (or its transfer agent), together with the share certificate(s) and such other evidence of title as the Board of Directors may reasonably require. Until the transferee has been registered in the Shareholders Register (which the Company guarantees to perform promptly from submission to it of the foregoing) in respect of the shares so transferred, the Company may continue to regard the transferor as the owner thereof.

13. The Board of Directors may refuse, without giving any reasons therefor, to register any transfer of shares where the Company has a lien on the shares, constituting the subject matter of the transfer, but fully paid-up shares may be transferred freely and such transfers do not require the approval of the Board of Directors.

     All instruments of transfer shall remain in the custody of the Company, but any such instrument which the Board of Directors refused to register shall be returned to the person from whom it was received, if such request be made by him.

14. The Transfer Records and the Shareholders Register and Debenture Holders (if any) Register and Debenture Stock Holders (if any) Register and other securities (if any) Register of the Company may be closed during such time as the Board of Directors may deem fit, not exceeding, in the aggregate, thirty (30) days in each year.

TRANSMISSION OF SHARES

15. In the case of the death of a shareholder, or a holder of a debenture, the survivor or survivors, where the deceased was a joint holder, and the executors and/or administrators and/or the legal heirs of the deceased where he was a sole or only surviving holder, shall be the only persons recognized by the Company as having any title to his shares or his debentures, but nothing herein contained shall release the estate of a deceased joint holder from any liability in respect of any share or any debenture jointly held by him.

16. Any person who becomes entitled to a share or a debenture in consequence of the death or bankruptcy or any shareholder may, upon producing such evidence of title as the Board of Directors shall require, with the consent of the Board of Directors, be registered himself as holder of the share or the debenture or, subject to the provisions as to transfers herein contained, transfer the same to some other person.

17. A person entitled to a share or a debenture by transmission shall be entitled to receive, and may given a discharge for, any dividends or interest or other monies payable in respect of the share or debenture, but he shall not be entitled in respect of it to receive notices of, or to attend or vote at meetings of the Company or, save as aforesaid, to exercise any of the rights or privileges of a shareholder or a holder of a debenture unless and until he shall become a shareholder in respect of the share or a holder of the debenture.

ALTERATIONS OF CAPITAL

18. Subject to the provisions of the Companies Law, the Company may from time to time by a majority vote at a meeting of shareholders of the Company:

     (a) consolidate and divide all or any of its share capital into shares of larger amount than its existing shares; or

     (b) cancel registered share capital that has not yet been issued, on condition that there are no undertakings of the Company - including conditional undertakings to issue such shares; or

     (c) divide its share capital or any part thereof into shares of smaller amount than is fixed by its Articles of Association by sub-division of its existing shares or any of them , and so that as between the resulting shares, one or more of such shares may, by the Resolution by which such sub-division is effected, be given any preference or advantage as regards dividend, return of capital, voting or otherwise over the others or any other shares; or

     (d) reduce its share capital and any capital redemption reserve fund in any way that may be considered expedient.

19. The Company may, subject to the Companies Law, issue redeemable shares and redeem the same according to the terms and conditions which the Company shall determine.

INCREASE OF CAPITAL

20. The Company may from time to time by a majority vote at a meeting of shareholders, whether all the shares for the time being authorized shall have been issued or all the shares for the time being issued shall have been fully called up or not, increase its share capital by the creation of new shares; such new capital to be of such amount and to be divided into shares of such respective amounts and (subject to any special rights for the time being attached to any existing class of shares) to carry such preferential, deferred or other special rights (if any) or to be subject to such conditions or restrictions (if any) in regard to dividend, return of capital, voting or otherwise as the General Meeting deciding upon such increase directs.

21. Except so far as otherwise provided by or pursuant to these Articles or by the conditions of issuance, any new share capital shall be considered as part of the original ordinary share capital of the Company, and shall be subject to the same provisions with reference to liens, transfer, transmission and otherwise as the original share capital.

MODIFICATION OF CLASS RIGHTS

22. If, at any time, the share capital is divided into different classes of shares, the rights attached to any class (unless otherwise provided by the terms of issuance of the shares of that class) may be varied with the consent in writing of the holders of all the issued shares of that class, or with the sanction of a majority vote at a meeting of the shareholders passed at a separate meeting of the holders of the shares of the class. The provisions of these Articles relating to General Meetings shall apply, mutatis mutandis, to every such separate General Meeting. Any holder of shares of the class present in person or by proxy may demand a secret poll.

23. Unless otherwise provided by the conditions of issuance, the enlargement of an existing class of shares, or the issuance of additional shares thereof, shall not be deemed to modify or abrogate the rights attached to the previously issued shares of such class or of any other class.

BORROWING POWERS

24. The Board of Directors may from time to time, in its discretion, cause the Company to borrow or secure the payment of any sum or sums of money for the purposes of the Company, and may secure or provide for the repayment of such sum or sums in such manner, at such times and upon such terms and conditions in all respects as it sees fit and, in particular, by the issuance of bonds, perpetual or redeemable debentures, debenture stock, or any mortgages, charges or other securities on the undertaking, or the whole or any part of the property of the Company, both present and future, including units uncalled or called but unpaid capital for the time being.

POWERS OF THE GENERAL MEETING

25. Without derogating from the authority of the General Meeting pursuant to these Articles, the Company's decisions on the following matters shall be adopted at a General Meeting:

     (1)  any changes in these Articles;

     (2) exercise of the powers of the Board of Directors in accordance with the provisions of Section 52(a) of the Companies Law;

     (3)  appointment of the Company's Auditor;

     (4) appointment of External Directors, in accordance with the provisions of the Companies Law;

     (5) approval of acts and transactions that require approval by the General Meeting under the provisions of Articles 255 and 268 to 275 of the Companies Law;

     (6) the increase and reduction of the registered share capital, in accordance with the provisions of Articles 286 and 287 to the Companies Law;

     (7)  a merger, as specified in Article 320(a) to the Companies Law.

GENERAL MEETINGS

26. (a) General Meetings shall be held at least once in every calendar year at such time, not being more than fifteen months after the holding of the last preceding General Meeting, and at such time and place as may be determined by the Board of Directors. Such Annual General Meetings shall be called "Annual Meetings", and all other General Meetings of the shareholders shall be called "Special Meetings". The Annual Meeting shall receive and consider the Directors' Report, the Financial Statements, appoint auditors, elect directors, and transact any other business which, under these Articles or by the Companies Law, may be transacted at a General Meeting of the Company, provided that notice of such other business was given to shareholders in accordance with the provisions of these Articles. At a General Meeting, decisions shall be adopted only on matters that were specified on the agenda.

     (b) Any reference in these Articles to a "General Meeting" will be either a General Meeting or a Special Meeting, according to the context.

27. The Board of Directors may, whenever it deems necessary, and shall upon such requisition in writing as is provided by Section 63(b) of the Companies Law, convene a General Meeting. Any such request must state the purposes for which the meeting is to be called, be signed by the requesting shareholders, and must be deposited at the Office. Such request may consist of several documents in like form, each signed by one or more requesting shareholder.

28. Unless a longer period for notice is prescribed by the Companies Law, at least ten (10) days and not more than sixty (60) days notice of any General Meeting shall be given, specifying the place, the day and the hour of meeting and, in the case of special business, the nature of such business, shall be given in the manner hereinafter mentioned, to such shareholders as are under the provisions of these Articles, entitled to receive notices from the Company. Notices shall be given by mail or by personal delivery to every registered shareholder of the Company, to his address as described in the Shareholders Register of the Company or such other address as designated by him in writing for this purpose. Provided that the accidental omission to give such notice to, or the non-receipt of such notice by, any such shareholder shall not invalidate any resolution passed or proceeding held at any such meeting and, with the consent of all the shareholders for the time being entitled to receive notice of meetings, a meeting may be convened upon a shorter notice or without notice, and generally in such manner as such shareholders may approve. Such consent may be given at the meeting or retrospectively after the meeting. If the shareholder did not provide the Company any address for the delivery of notices, the shareholder shall be deemed to have waived his right to receive notices.

29. Only shareholders of record as reflected on the Company's Share Register at the close of business on the date fixed by the Board of Directors as the record date determining the then shareholders who will be entitled to vote, shall be entitled to notice of, and to vote, in person or by proxy, at a General Meeting and any postponement or adjournment thereof. The Board of Directors will fix the record date of not less than ten (10) nor more than sixty (60) days before the date of the General Meeting.

PROCEEDINGS AT GENERAL MEETINGS

30. No business shall be transacted at any General Meeting unless a quorum is present when the meeting proceeds to business. The quorum at any Meeting shall be two shareholders present in person or by proxy, holding or representing at least thirty three percent (33%) of the total voting rights in the Company. A company being a shareholder shall be deemed to be personally present for the purpose of this Article if represented by its representative duly authorized in accordance with Article 42.

31. If, within half an hour from the time appointed for the holding of a General Meeting, a quorum is not present, the meeting shall stand adjourned to the same day in the next week at the same time and place, or any time and hour as the Board of Directors shall designate and state in a notice to the shareholders entitled to vote at the original meeting, and if, at such adjourned meeting, a quorum is not present within half an hour from the time appointed for holding the meeting any two shareholders present in person or by proxy shall constitute a quorum. Notwithstanding the aforesaid, if a General Meeting was convened at the demand of shareholders as permitted by Section 63(b) of the Companies Law, then a quorum at such adjourned meeting shall be present only if one or more shareholders are present who held in the aggregate at least 5% of the issued share capital of the Company and at least 1% of the voting rights in the Company or one or more shareholders who hold in the aggregate at least 5% of the voting rights in the Company.

32. (a) At every General Meeting, a chairman shall be elected for that meeting.

     (b) The election of the meeting's chairman shall be held at the beginning of the meeting's discussions, which shall be opened by the chairman of the Board of Directors or by a Director whom the Board of Directors authorized to do so.

33. The chairman may, with the consent of any meeting at which a quorum is present, and shall, if so directed by the meeting, adjourn any meeting from time to time and from place to place as the meeting shall determine. Whenever a meeting is adjourned pursuant to the provisions of this Article for more than seven days, notice of the adjourned meeting shall be given in the same manner as in the case of an original meeting. Save as aforesaid, no shareholder shall be entitled to any notice of an adjournment, or of the business to be transacted at an adjourned meeting. No business shall be transacted at any adjourned meeting other than the business which might have been transacted at the meeting from which the adjournment took place.

VOTES OF SHAREHOLDERS

34. Except as otherwise provided in these Articles, any resolution at a General Meeting shall be deemed adopted if approved by the holders of a majority of the voting rights in the Company represented at the meeting in person or by proxy and voting thereon. In the case of an equality of votes, either on a show of hands or a poll, the chairman of the meeting shall not be entitled to a further or casting vote.

35. At all General Meetings, a resolution put to a vote at the meeting shall be decided on a show of hands unless, before or upon the declaration of the result of the show of hands, a poll in writing be demanded by the chairman (being a person entitled to vote), or by at least two shareholders present, in person or by proxy, holding at least 5% of the issued share capital of the Company and, unless a poll be so demanded, a declaration by the chairman of the meeting that a resolution has been carried, or has been carried unanimously or by a particular vote, or lost, or not carried by a particular vote, shall be conclusive, and an entry to that effect in the Minute Book of the Company shall be conclusive evidence thereof, without proof of the number or proportion of the votes recorded in favor of or against such resolution.

36. If a poll be demanded in manner aforesaid, it shall be taken forthwith, and the result of the poll shall be deemed to be the resolution of the meeting at which the poll was demanded. The demand of a poll shall not prevent the continuance of a meeting for the transaction of any business other than the question on which a poll has been demanded.

37. Any shareholder which is not a natural person may, by resolution of its directors or other governing body, authorize such person as it thinks fit to act as its representative at any General Meeting, and the person so authorized to the satisfaction of the Company shall be entitled to exercise the same powers on behalf of such company, which he represents as that company could exercise if it were an individual shareholder.

38. Subject to any rights or restrictions for the time being attached to any class or classes of shares, every shareholder shall have one vote for each share of which he is the holder, whether on a show of hands or on a poll.

39. If any shareholder be a lunatic, idiot, or non compos mentis, he may vote by his committee, receiver, curator bonis or other legal curator, and such last-mentioned persons may give their votes either personally or by proxy.

40. If two or more persons are jointly entitled to a share then, in voting upon any question, the vote of the senior person who tenders a vote, whether in person or by proxy, shall be accepted to the exclusion of the votes of the other registered holders of the share and, for this purpose, seniority shall be determined by the order in which the names stand in the Shareholders Register.

41. Votes may be given either personally or by proxy. A proxy need not be a shareholder of the Company.

42. (a) The instrument appointing a proxy shall be in writing in the usual common form, or such form as may be approved by the Board of Directors, and shall be signed by the appointor or by his attorney duly authorized in writing or, if the appointor is a corporation, the corporation shall vote by its representative, appointed by an instrument duly signed by the corporation.

     (b) The instrument appointing a proxy shall be deemed to include authorization to demand a poll or to vote on a poll on behalf of the appointor.

43. A vote given in accordance with the terms of an instrument of proxy shall be valid notwithstanding the previous death or insanity of the principal, or revocation of the proxy, or transfer of the share in respect of which the vote is given, unless an intimation in writing of the death, revocation or transfer shall have been received at the Office before the commencement of the meeting or adjourned meetings at which the proxy is used.

44. The instrument appointing a proxy shall be deposited at the Office or at such other place or places, whether in Israel or elsewhere, as the Board of Directors may from time to time, either generally or in a particular case or class of cases prescribe, at least forty-eight (48) hours before the time appointed for holding the meeting or adjourned meeting at which the person named in such instrument proposes to vote; otherwise, the person so named shall not be entitled to vote in respect thereof; but no instrument appointing a proxy shall be valid after the expiration of twelve months from the date of its execution.

45. Subject to the provisions of the Companies Law, a resolution in writing (approved by letter, telex, facsimile or otherwise) by all the shareholders, in person or by proxy, for the time being entitled to vote at a General Meeting of the Company, shall be as valid and as effectual as a resolution adopted by a General Meeting duly convened, held and constituted for the purpose of passing such resolution.

46. A shareholder will be entitled to vote at the Meetings of the Company by several proxies appointed by him, provided that each proxy shall be appointed with respect to different shares held by the appointing shareholder. Every proxy so appointed on behalf of the same shareholder shall be entitled to vote as he sees fit.

47. No person shall be entitled to vote at any General Meeting (or be counted as a part of the quorum thereof) unless all calls then payable by him in respect of his shares in the Company shall have been paid.

DIRECTORS POWERS AND RESPONSIBILITIES OF THE BOARD OF DIRECTORS

48. (a) Without derogating from the authority of the General Meeting pursuant to these Articles and the Companies Law, the Board of Directors shall formulate the Company's policy and shall supervise the exercise of the General Manager's office and his acts, and as part thereof it -

          (1) shall determine the Company's plans of activity, the principles for financing such plans and the order of priority among them;

          (2) shall examine the Company's financial situation and set the framework of credit which the Company may take;

          (3) shall determine the organizational structure and the compensation policy of employees;

          (4)  may decide to issue a series of debentures;

          (5) is responsible for the preparation and approval of the financial reports according to Section 171 to the Companies Law;

          (6) shall report to the Annual Meeting about the state of the Company's affairs and on its business results, as required by
               Section 173 to the Companies Law;

          (7)  shall appoint and dismiss the General Manager, as provided by
               Section 250 to the Companies Law;

          (8) shall decide on the acts and transactions that require its approval in accordance with these articles or under the provisions of Sections 255 and 268 to 275 to the Companies Law;

          (9) may issue shares and securities convertible into shares up to the limit of the Company's registered share capital, under the provisions of Section 288 to the Companies Law;

          (10) may decide on a distribution according to Sections 307 and 308 to the Companies Law;

          (11) shall express its opinion on a special purchase offer, according to Section 329 to the Companies Law.

     (b) The powers of the Board of Directors under this Article cannot be delegated to the General Manager.

DIRECTORS

49. The Board of Directors of the Company shall consist of a minimum of two (2) and a maximum of eleven (11) Directors.

50. (a) Except for External Directors (as defined in the Companies Law), all directors shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, one class to hold office initially for a term expiring at the 2001 Annual Meeting of the Company, another class to hold office initially for a term expiring at the 2002 Annual Meeting of the Company, and another class to hold office initially for a term expiring at the 2003 Annual Meeting of the Company, with the members of each class to hold office until their successors have been duly elected and qualified. At each Annual Meeting following the 2001 Annual Meeting, the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the Annual Meeting of the Company held in the third year following the year of their election and until their successors have been duly elected and qualified.

     (b) Any director or directors may be removed from office at any time, but only for "cause" and only by the affirmative vote of (i) the holders of the majority of the Ordinary Shares present in person or by proxy and voting thereon, or (ii) a majority of the Board of Directors. For purposes of this clause (b): "cause" shall mean the willful and continuous failure of a director substantially to perform such director's duties to the Company (other than any such failure resulting from incapacity due to physical or mental illness) or the willful engaging by a director in gross misconduct materially and demonstrably injurious to the Company.

     (c) The Company shall appoint External Directors as and to the extent required by, and they shall hold office according to, the Companies Law, as long as the Company is required by the Companies Law to appoint External Directors.

51. (a) No person shall be nominated for the office of a director at a General Meeting, except for directors whose term of office expired at the time the General Meeting was convened, persons nominated for the office of a director by the Board of Directors, and as provided for in Article 51(b).

     (b) Any shareholder entitled to receive notice of and vote at a General Meeting desiring to propose a nominee for director to be elected at an Annual General Meeting of Shareholders has to deliver notice to the Secretary, at the Company's principal offices, not later than ninety
          (90) days prior to the date of the annual General Meeting at which meeting such election is to occur, whichever date is later. The notice shall set forth: (i) the name and address, as they appear on the Company's share register, of the shareholder proposing such nominee, (ii) the identity and background of the nominee, (iii) the class and number of shares of the Company beneficially owned by such shareholder, (iv) a representation that such shareholder is a shareholder of record and intends to appear by person or by proxy at such General Meeting to bring the General Meeting the nominee specified in the notice, (v) a brief description of the reasons for wanting to nominate such nominee as a director, (vi) any material interest that the shareholder has in the election of such nominee and
          (vii) the written consent of the nominee to be elected as a director of the Company.

52. The Directors in their capacity as such, shall be entitled to receive remuneration and reimbursement of expenses incurred by them in the course of carrying out their duties as Directors.

53.  The office of a Director shall be vacated, ipso facto:

     (a) upon his resignation by written notice signed by him and delivered to the Office;

     (b) if he becomes bankrupt or enters into an arrangement with his creditors;

     (c)  if he is or becomes of unsound mind;

     (d)  if he be relieved of his office as provided in Article 50(b) hereof;

     (e) if he is prevented by applicable law from serving as a director of the Company.

     (f) if the Board of Directors terminate his office according to Section 231 of the Companies Law;

     (g)  if court order is given according to Section 233 of the Companies Law.

54. (a) Subject to the provisions of the Companies Law, no Director shall be disqualified by virtue of his office from holding any office, or deriving any profit from any other office in the Company or from any company in which the Company shall be a shareholder or otherwise interested, or from contracting with the Company as a vendor, purchaser or otherwise.

     (b) Transactions entered into by the Company in which an office holder of the Company has a personal interest, directly or indirectly, will be valid in respect of the Company and the office holder only if approved by the Company's Board of Directors and, if such transactions are "irregular transactions" as defined in the Companies Law, only if approved in accordance with the requirements of the Companies Law.

55. A Director who has a personal interest in a matter which is brought for discussion before the Board of Directors may participate in said discussion, provided that he shall neither vote in nor attend discussions concerning the approval of the activities or the arrangements. If said Director did vote or attend as aforesaid, the approval given to the aforesaid activity or arrangements shall be invalid.

56. In the event of one or more vacancies on the Board of Directors, the continuing Directors may continue to act as long as the Board of Directors consists of at least a majority of the total number of Directors elected. However, in the event that the remaining Directors are not a majority of the total number of Directors elected, the remaining Director or Directors may call for the convening of a General Meeting for the purpose of the election of Directors.

57.  Subject to the limitation on the number of Directors as specified in
     Article 49, the Board of Directors may, at any time and from time to time, appoint any other person as a Director, whether to fill a vacancy or to add to their number. Any Director so appointed shall hold office until the next Annual Meeting at which the term of the class to which they have been elected expires, and may be re-elected.

58. In case of any increase in the number of directors, the additional director or directors, and in case of any vacancy in the Board of Directors due to a death, resignation, removal, disqualification or any other cause, the successors appointed according to Article 57 to fill the vacancies shall be elected by a majority of the directors then in office.

CONVENING THE BOARD OF DIRECTORS

59. (a) The Chairman of the Board of Directors may convene a meeting of the Board of Directors at any time.

     (b) The Board of Directors shall hold a meeting on a specified subject on the demand of two Directors, or if the Board of Directors consists of up to five Directors one Director;

     (c) The Chairman of the Board of Directors shall convene the Board of Directors upon a demand said in Sub-article (b) of this Article 59 or if Section 122(d) to the Companies Law applies, due to a notice or report from the General Manager or due to a notice from the Auditor of the Company under Section 169 to the Companies Law.

     (d) If a meeting of the Board of Directors was not convened within 14 days after the date of a demand pursuant to Sub-article (b) of this Article 59, or after the date of a notice or report of the General Manager according to Section 122(d) to the Companies Law, or after notice of the Auditor under Section 169 to the Companies Law, then each of those persons enumerated in Sub-articles (b) and (c) may convene a meeting of the Board of Directors, which shall discuss the subject specified in the demand, notice or report, as the case may be.

MEETINGS OF THE BOARD OF DIRECTORS AND THEIR CONDUCT

60. The agenda of a meeting of the Board of Directors shall be set by the Chairman of the Board of Directors, and it shall include:

     (1)  subjects determined by the Chairman of the Board of Directors;

     (2)  subjects determined as said in Section 98 to the Companies Law;

     (3) any subject which a Director or the General Manager requested at a reasonable time before the meeting was convened - of the Chairman of the Board of Directors to include in the agenda

61. (a) Notice of a meeting of the Board of Directors shall be delivered to all its members at a reasonable time before the meeting, but not later than forty eight (48) hours prior to the time set for any such meeting,

     (b) A notice under Sub-article (a) shall be delivered to the Director's address that was given to the Company in advance, and in it shall be stated the time of the meeting and the place where it will convene, as well as reasonable details on all the subjects on the agenda.

62. Notwithstanding the provision of Article 61 hereto, the Board of Directors may - with the consent of all the Directors - convene for a meeting without notice.

GENERAL MANAGER

63. The Board of Directors will appoint one or more persons as General Manager, and they will be titled as President or Chief Executive Officer (CEO) or Chief Operating Officer (COO). The Board of Directors may from time to time remove or discharge him or them from office (subject to the provisions of any agreement between any such person and the Company) and appoint another or others in his or their place or places.

64. The Board of Directors may from time to time appoint one or more Vice Presidents for certain functions, to carry out duties delegated to him
     (them) by the President, CEO or COO.

65. To the extent permitted by the Companies Law, the Board of Directors may from time to time confer upon and delegate to a President, CEO, COO or other Executive Officer then holding office, such authorities and duties of the Board of Directors as they may deem fit, and they may delegate such authorities and duties for such period and for such purposes and subject to such conditions and restrictions which they consider in the bests interests of the Company, and they may delegate such authorities and duties without waiving the authorities of the Board of Directors with respect thereto and it may from time to time revoke, cancel and alter such authorities and duties in whole or in part.

66. The remuneration of a President, CEO, COO or other Executive Officer shall be fixed by the Board of Directors, taking into consideration any agreement between him and the Company, and it may be in whole or in part, in the form of salary, share options, or commissions or profit sharing or a combination thereof.

DIRECTOR'S ACTS AND AUTHORITIES

67. The management of the business of the Company shall be vested in the Board of Directors, which may exercise all such powers and do all such acts and things as the Company is authorized to exercise and do, and are not hereby or by law required to be exercised or done by the Company in a General Meeting. The authority conferred on the Board of Directors by this Article 67 shall be subject to the provisions of the Companies Law, of these Articles and any regulation or resolution consistent with these Articles adopted from time to time by the Company in a General Meeting, provided, however that no such regulation or resolution shall invalidate any prior act done by or pursuant to a decision of the Board of Directors which would have been valid if such regulation or resolution had not been adopted.

68. The Directors may postpone their meetings and otherwise regulate them as they shall deem fit. The quorum for the dispatch of business by the Board of Directors shall be determined by the Directors and, if not so determined, shall be the majority of the Directors then holding office.

69. A resolution in writing signed or otherwise approved in writing (by letter, telegram, telex, facsimile, electronic mail or otherwise) by all the Directors then in office shall be as valid and as effectual as a resolution adopted by the Board of Directors at a meeting of the Board of Directors duly convened and held.

70. Members of the Board of Directors, or of any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or of any committee, by means of a telephone conference or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute attendance in person at the meeting.

71. (a) The Board of Directors shall elect a Chairman for the meeting and fix the term of his office. The CEO shall not serve as Chairman of the Board of Directors and vice versa unless the holders of two thirds of the voting rights in the Company represented in person or by proxy and voting on such resolution at a General Meeting, who are not controlling shareholders of the Company or their representatives and who are present at the vote, adopt a decision to appoint the Chairman of the Board of Directors as the CEO, for a period not exceeding three years after the date of the adoption of the decision.

     (b) In the event that a Chairman was not elected or if the Chairman should fail to be present at a meeting fifteen (15) minutes after the time set for its convening, the remaining Directors shall elect one of those present to be Chairman of the meeting.

     (c) All questions that arise at meetings of the Board of Directors shall be decided by a majority of votes. In the event of a tie vote, the Chairman of the Board of Directors shall cast the deciding vote.

72. Any meeting of the Board of Directors at which a quorum is present shall have the authority to exercise all or part of the authorities, powers of attorney and discretion invested at such time in the Directors or regularly exercised by them.

73. Subject to the Companies Law, the Board of Directors may delegate its authorities in whole or in part to committees as it shall deem fit, and it may from time to time revoke such delegation. Any committee so created must, in exercising the authorities granted to it, adhere to all the instructions of the Board of Directors given from time to time and/or to the provisions of the Companies Law.

74. All acts done bona fide at any meeting of the Board of Directors, or of a committee of the Board of Directors or by any person(s) acting as Director(s) shall, notwithstanding that it may afterwards be discovered that there was some defect in the appointment of the participants in such meeting or any of them or any person(s) acting as aforesaid, or that they or any of them or any person(s) acting as aforesaid, or that they or any of them were disqualified, be as valid as if there were no such defect or disqualification.

75. The Board of Directors shall cause proper Minutes to be kept of the following:

     (a) the names of all the Directors present at any meeting of the Board of Directors and at any meeting of a committee of the Board of Directors;

     (b) all proceedings and resolutions of General Meetings of the Company, Board of Directors' meetings and Committees of the Board of Directors' meetings.

     Any Minutes as aforesaid, if purporting to be signed by the Chairman of such meeting or by the Chairman of the next succeeding meeting, shall be accepted as prima facie evidence of the matters therein recorded.

76.  [Reserved.]

SHAREHOLDERS REGISTERS

77. Subject to, and in accordance with, the provisions of the Companies Law, the Company may cause Shareholder Register to be kept at any place in Israel and may cause a copy of the Shareholder Register to be kept outside Israel as the Board of Directors may think fit and, subject to all applicable legal requirements, the Board of Directors may from time to time adopt such rules and procedures as it may think fit in connection with the keeping of such registers. In addition to the Shareholders Register, the Company shall also keep a Register of Substantial Shareholders as defined in the Companies Law.

SECRETARY

78. The Board of Directors may from time to time appoint a Secretary to the Company as it deems fit, and may appoint a temporary Assistant Secretary who shall act as Secretary for the term of his appointment.

RIGHTS OF SIGNATURE - STAMP AND SEAL

79. (a) Authorization to sign on behalf of the Company and thereby bind it shall be made and granted from time to time by the Board of Directors. The Company shall have at least one rubber stamp. The Company shall be bound by the signature of the aforesaid appointees if appearing together after its stamp or printed name.

     (b) The Board of Directors may provide for a seal. If the Board of Directors so provides, it shall also provide for the safe custody thereof. Such seal shall not be used except by the authority of the Board of Directors and in the presence of the person(s) authorized to sign on behalf of the Company, who shall sign every instrument to which such seal is affixed.

DIVIDENDS

80. Subject to any preferential, deferred, qualified or other rights, privileges or conditions attached to any special class of shares with regard to dividends, the profits of the Company available for dividend and resolved to be distributed shall be applied in payment of dividends upon the shares of the Company in proportion to the amount paid up or credited as paid up per the nominal value thereon respectively. Unless not otherwise specified in the conditions of issuance of the shares, all dividends with respect to shares which were not fully paid up within a certain period, for which dividends were paid, shall be paid proportionally to the amounts paid or credited as paid on the nominal value of the shares during any portion of the abovementioned period.

81. The Board of Directors may declare a dividend to be paid to the shareholders according to their rights and interests in the profits, and may fix the record date for eligibility and the time for payment.

82. The Directors may from time to time pay to the shareholders on account of the next forthcoming dividend such interim dividends as, in their judgment, the position of the Company justifies.

83. A transfer of shares shall not pass the right to any dividend declared thereon after such transfer and before the registration of the transfer.

84. Notice of the declaration of any dividend, whether interim or otherwise, shall be given to the holders of registered shares in the manner hereinafter provided.

85. Unless otherwise directed, any dividend may be paid by check, bank transfer or warrant, sent through the post to the registered address of the shareholder or person entitled or, in the case of joint registered holders, to that one of them first named in the register in respect of the joint holding. Every such check shall be made payable to the order of the person to whom it is sent. The receipt by the person whose name, at the date of the declaration of the dividend, appears in the register of shareholders as the owner of any share or, in the case of joint holders, of any one of such joint holders, shall be a good discharge to the Company of all payments made in respect of such share. All dividends unclaimed for one year after having been declared may be invested or otherwise used by the Directors for the benefit of the Company until claimed. No unpaid dividend or interest shall bear interest as against the Company.

86. The Board of Directors may determine that, a dividend may be paid, wholly or partly, by the distribution of specific assets of the Company or by distribution of paid-up shares, debentures or debenture stock or any other securities of the Company or of any other companies or in any one or more of such ways in the manner and to the extent permitted by the Companies Law.

PROHIBITED DISTRIBUTION

87. (a) If the Company made a prohibited distribution as defined in the Companies Law, then the shareholder must return to the Company whatever he received, unless he did not know and did not need to know that the distribution carried out was prohibited.

     (b) It is assumed that a shareholder in the Company, who at the time of the distribution is not a Director, General Manager or controlling member of the Company, did not know and did not need to know that the distribution carried out was a prohibited distribution.

88. If the Company carried out a prohibited distribution, then every person who was a Director at the time of the distribution shall be treated as a person who thereby committed breach of trust against the Company, unless he proved one of the following:

     (1) that he opposed the prohibited distribution and took all reasonable steps to prevent it;

     (2) that he exercised reasonable reliance on information under which - had it not been misleading - the distribution would have permitted;

     (3) that under the circumstances of the case he did not know and did not need to know of the distribution.

MERGER

89. A merger requires approval by the Board of Directors and by the General Meeting, in accordance with the provisions of the Companies Law.

90. (a) The Board of Directors of the Company, while considering whether to approve the merger, shall discuss and determine taking the Company's financial situation into account - whether in its opinion there is a reasonable suspicion that in consequence of the merger the merged Company will not be able to meet the Company's obligations to its creditors.

     (b) If the Board of Directors determined that there is a suspicion as said in Sub-article (a), then it shall not approve the merger.

91. If each of the Boards of Directors of the merging companies approved the merger, then they shall jointly draw up a proposal for the approval of the merger (hereafter: merger proposal) and sign it.

92. (a) The Company shall deliver the merger proposal to the Companies Registrar within three days after the General Meeting was called.

     (b) The Company shall inform the Companies Registrar of the General Meetings decision within three days after the decision was adopted, shall inform him that the notice was given to the creditors under
          Section 318 to the Companies Law, and shall also deliver to the Registrar a copy of the Court decision under Sections 319 to 321 to the Companies Law within three days after the said decision was given.

ACCOUNTS

93. The Board of Directors shall cause accurate books of account to be kept in accordance with the provisions of the Companies Law and of any other applicable law. Such books of account shall be kept at the Registered Office of the Company, or at such other place or places as the

     Board of Directors may think fit, and they shall always be open to inspection by all Directors. No shareholder not being a Director shall have any right to inspect any account or book or other similar document of the Company, except as conferred by law or authorized by the Board of Directors of the Company.

94. At least once in every fiscal year the accounts of the Company shall be audited and the correctness of the profit and loss account and balance sheet certified by one or more duly qualified auditors.

95. The appointment, authorities, rights and duties of the auditor(s) of the Company shall be regulated by the applicable law.

NOTICES

96. (a) A notice or any other document may be served by the Company upon any shareholder either personally or by sending it by prepaid mail in Israel (by air mail if sent to a place outside Israel, other than the U.S. or Canada, or by first class mail if sent within the U.S. or Canada) addressed to such shareholder at "his" address as reflected on the Company's Shareholders Register or such other address as he may have designated in writing for the receipt of notices and other documents. Any written notice or other document shall be deemed to have been served forty-eight (48) hours after it has been mailed (seven (7) days if sent to a place or mailed at a place outside of Israel, forty-eight (48) hours if sent within the U.S. or Canada), or when actually received by the addressee if sooner than forty-eight
          (48) hours or seven (7) days, as the case may be, after it has been mailed, or when actually tendered in person to such shareholder (or to the Secretary or the President of the Company, as the case may be); provided, however, that such notice or other document mentioned above may be sent by facsimile and confirmed by registered mail as aforesaid, and such notice shall be deemed to have been given twenty-four (24) hours after such facsimile has been sent or when actually received by such shareholder (or by the Company), whichever is earlier. If a notice is, in fact, received by the addressee, it shall be deemed to have been duly served when received, notwithstanding that it was defectively addressed or failed in some respect to comply with the provisions of this Article.

     (b) Unless otherwise specified in bearer share warrants, the holders of such warrants shall not be entitled to receive notice of any General Meeting of the Company, and the Company is under no obligation to give notice of General Meetings to a person entitled to a share by virtue of its delivery to him, unless he is duly registered as a shareholder.

     (c) All notices to be given to the shareholders shall, with respect to any shares to which persons are jointly entitled, be given to whichever of such persons is named first in the Shareholders Register, and any notice so given shall be sufficient notice to the holders of such shares.

     (d) Any shareholder whose address is not described in the Shareholders Register, and who shall not have designated in writing an address for the receipt of notices, shall not be entitled to receive any notice from the Company.

     (e) Any notice or other document served upon or sent to any shareholder by publication in accordance with these Articles shall, notwithstanding that he be then deceased or bankrupt, and whether or not the Company has notice of his death or bankruptcy, be deemed to be duly served or sent in respect of any shares held by him (either alone or jointly with others) until some other person is registered in his stead as the holder or joint holder of such shares, and such service or sending shall be a sufficient service on or sending to his heirs, executors, administrators or assigns and all other persons (if any) interested in such share.

     (f) Where a given number of days' notice, or notice extending over any period, is required to be given, the day of service shall be counted in such number of days or other period.

RECONSTRUCTION

97. On any sale of the undertaking of the Company, the Board of Directors or the liquidators on a winding-up may, if authorized by a majority vote at a meeting of shareholders, accept fully paid up shares, debentures or securities of any other company, whether Israeli or foreign, either then existing or to be formed, for the purchase, in whole or in part, of the property of the Company, and the Board of Directors (if the profits of the Company permit), or the liquidators (on a winding-up), may distribute such shares or securities, or any other property of the Company, amongst the shareholders without realization, or vest the same in trustees for them, and the shareholders of the Company at any General Meeting may provide for the distribution or appropriation of the cash, shares or other securities, benefits or property, in accordance with the legal rights of the shareholders or contributors of the Company, and for the valuation of any such securities or property at such price and in such manner as the meeting may approve, and all holders of shares shall be bound to accept and shall be bound by any valuation or distribution so authorized, and waive all rights in relation thereto, save only in the case the Company is proposed to be, or is, in the course of being wound up, such statutory rights (if any) under the provisions of the Statutes as are incapable of being varied or excluded by these presents.

INDEMNITY AND INSURANCE OF OFFICERS

98.  The Company may, to the maximum extent permitted by the Companies Law:

     (a) enter into a contract for the insurance of the liability, in whole or in part, of any of its Officers,

     (b)  may indemnify an Officer of the Company post factum;

     (c) may indemnify an Officer of the Company in advance for the following events:

          (i) Any financial obligation imposed on an Officer in favor of a third party by a court judgment, including a compromise judgment approved by court (provided that the Company approved the compromise in advance) or an arbitrator's award approved by court (provided that it was given pursuant to arbitration agreed to by the Company in advance), for an act or omission performed by an Officer in his capacity as an Officer; and

          (ii) reasonable legal expenses, including attorneys' fees, expended by or charged to an Officer or adjudicated against an Officer by a court in a proceeding commenced against an Officer by the Company or on its behalf or by another person, or in a criminal charge from which an Officer was acquitted, or in a criminal charge that does not require intent, in which an Officer was convicted, all for an act or omission performed in his capacity as an Officer.

               Such indemnity shall apply in certain foreseeable events and up to a feasible amount under the circumstances, as determined by the Board of Directors; and

     (d) exempt an Officer prospectively from liability, in whole or in part, for damage resulting from a breach of his or her duty of care toward the Company.

          WINDING-UP

          99. If the Company shall be wound up, whether voluntarily or otherwise, the liquidators may, subject to the provision of the Statutes, divide among the shareholders in specie any part of the assets of the Company and may, with like sanction, vest any part of the assets of the Company in trustees upon such trusts, for the benefit of the shareholders, as the liquidators with like sanction shall think fit.

          BUSINESS COMBINATIONS WITH INTERESTED SHAREHOLDERS

          100. Notwithstanding any other provision of these Articles, the Company shall not engage in any business combination with any interested shareholder for a period of three years following the time that such shareholder became an interested shareholder, unless:

               (a) prior to such time the Board of Directors of the Company approved either the business combination or the transaction which resulted in the shareholder becoming an interested shareholder, or

               (b) upon consummation of the transaction which resulted in the shareholder becoming an interested shareholder, the interested shareholder owned at least 85% of the voting shares of the Company outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned (i) by persons who are directors and also officers and (ii) employee share plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or

               (c) at or subsequent to such time the business combination is approved by the Board of Directors and authorized at a General Meeting, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting shares which is not owned by the interested shareholder.

               (d) A shareholder becomes an interested shareholder inadvertently and (i) as soon as practicable diverts itself of ownership of sufficient shares so that the shareholder ceases to be an interested shareholder; and (ii) would not, at any time within the three - year period immediately prior to a business combination between the Company and such shareholder, have been an interested shareholder but for the inadvertent acquisition of ownership; or

          (e) The business combination is proposed prior to consummation or abandonment of and subsequent to the earlier of the public announcement or the notice required hereunder of a proposed transaction which (i) constitutes one of the transactions described in the second sentence of this paragraph; (ii) is with or by a person who either was not an interested shareholder during the previous three years or who became an interested shareholder with the approval of the Company's Board of Directors; and (iii) is approved or not opposed by a majority of the members of the Boards of Directors then in office who were directors prior to any person becoming an interested shareholder during the previous three years or were recommended for election or were elected to succeed such directors by a majority of such directors. The proposed transactions referred to in the preceding sentences are limited to (x) a merger or consolidation of Company (except for merger in respect of which no vote of shareholders of the Company is required according to the Companies Law); (y) a sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions), whether as part of a dissolution or otherwise of assets of the Company or of any direct or indirect majority-owned subsidiary of the Company (other than to any direct or indirect wholly owned subsidiary or to the Company) having an aggregate market value equal to 50% or more of either that aggregate market value of all of the assets of the Company determined on a consolidated basis or the aggregate market of all the outstanding shares of the Company; or (z) a proposed tender or exchange offer for 50% or more of the outstanding voting shares of the Company. The Company shall give not less than 20 days notice to all interested shareholders prior to the consummation of any of the transaction described in clause (x) or (y) of the second sentence of this paragraph.

          As used in this Article only, the term:

               (1) "affiliate" means a person that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with another person.

               (2) "associate" when used to indicate a relationship with any person, means (I) any corporation, partnership, unincorporated association or other entity of which such person is a director, officer or partner or is, directly or indirectly, the owner of 20% or more of any class of voting shares, (ii) any trust or other estate in which such person has at least a 20% beneficial interest or as to which such person serves as trustee or in a similar fiduciary capacity, and (iii) any relative or spouse of such person, or any relative of such spouse, who has the same residence as such person.

               (3) "business combination" when used in reference to the Company and any interested shareholder of the Company, means:

                    (i) any merger or consolidation of the Company or any direct or indirect majority owned subsidiary of the Company with (A) an interested shareholder, or (B) with any other corporation, partnership, unincorporated association or other entity if the merger or consolidation is caused by an interested shareholder and as a result of such merger or consolidation Sub-article (a) of this Article 100 is not applicable to the surviving entity;

                    (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions), except proportionately as a shareholder of such Company to or with the interested shareholder, whether as part of a dissolution or otherwise, of assets of the Company or of any direct or indirect majority owner subsidiary of the Company, which assets have an aggregate market value equal to 10% or more of either the aggregate market value of all of the assets of the Company determined on a consolidated basis or the aggregate market value of all of the outstanding shares of the Company.

                   (iii) any transaction which results in the issuance or
                         transfer by the Company or by any direct or indirect majority-owned subsidiary of the Company of any shares of the Company or of such subsidiary to the interested shareholder, except (A) pursuant to the exercise, exchange or conversion of securities exercisable for or convertible into shares of the Company or any such subsidiary, which securities were outstanding prior to the time that the interested shareholder became such,
                         (B) pursuant to a dividend or distribution paid or made, or the exercise, exchange or conversion of securities exercisable for, exchangeable for or convertible into shares of the Company or any such subsidiary, which security is distributed pro rata to all holders of a class or series of shares of the Company subsequent to the time the interested shareholder became such, (C) pursuant to an exchange offer by the Company to purchase shares made on the same terms to all holders of said shares or (D) any issuance or transfer of shares by the Company; provided, that in no case under (B)-(D) above shall there be an increase in the interested shareholder's proportionate share of the shares of any class or series of the Company or of the voting shares of the Company.

                    (iv) any transaction involving the Company or any direct or indirect majority owned subsidiary of the Company which has the effect directly or indirectly of increasing the proportionate share of the shares of any class or series or securities convertible into the shares of any class or series of the Company or of any such subsidiary which is owned by the interested shareholder except as a result of immaterial changes due to fractional share adjustments or as a result of any purchase or redemption of any shares not caused, directly or indirectly, by the interested shareholder; or

                    (v) any receipt by the interested shareholder of the benefit, directly or indirectly (except proportionately as a shareholder of such Company), of any loans, advances, guarantees, pledges or any other financial benefits (other than those expressly permitted in subparagraphs (i)-(iv) above) provided by or through the Company or any direct or indirect majority owned subsidiary.

               (4) "control" including the term "controlling," "controlled by" and "under common control with," means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract or otherwise. A person who is the owner of 20% or more of the outstanding voting shares of any company, partnership, unincorporated association or other entity shall be presumed to have control of such entity. Notwithstanding the foregoing, a presumption of control shall not apply where such person holds voting shares in good faith and not for the purpose of circumventing this Article as an agent, bank, broker, nominee, custodian or trustee for one or more owners who do not individually or as a group have control of such entity.

               (5) "interested shareholder" means any person (other than the Company and any direct or indirect majority owner subsidiary of the Company) that (i) is the owner of 15% or more of the outstanding voting shares of the Company, or (ii) is an affiliate or associate of the Company and was the owner of 15% or more of the outstanding voting shares of the Company at any time within the three year period immediately prior to that date on which it is sought to be determined whether such person is an interested shareholder and the affiliates and associates of such person, or (iii) any person whose ownership of shares in excess of the 15% limitation set forth herein is the result of action taken solely by the Company provided that such person shall be an interested shareholder if thereafter such person acquires additional voting shares of the Company, except as a result of further corporate action not caused, directly or indirectly, by such person. For the purpose of determining whether a person is an interested shareholder, the voting shares of the Company deemed to be outstanding shall include shares deemed to be owned by the person through application of paragraph (8) of this Sub-article but shall not include any other unissued shares of the Company which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

               (6) "person" means any individual, company, partnership, unincorporated association or other entity.

               (7) "share" means with respect to the Company shares of its capital and with respect to any other entity any equity interest.

               (8) "voting shares" means any class or series entitled to vote generally in the election of directors of the Company and generally.

               (9) "owner" including the terms "own" and "owned," when used with respect to any share, means a person that individually or with or through any of its affiliates or associates:

                    (i)  beneficially owns such share, directly or indirectly;
                         or

                    (ii) has (A) the right to acquire such share (whether
                        such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, warrants or options, or otherwise, provided, however, that a person shall not be deemed the owner of share tendered pursuant to a tender or exchange; or (B) the right to vote such share pursuant to any agreement, arrangement or understanding; provided, however, that a person shall not be deemed the owner of any share because of such person's right to vote such share if the agreement, arrangement, or understanding to vote such share arises solely from a revocable proxy or consent given in response to a proxy or consent solicitation made to 10 or more persons: or

                  (iii) has any agreement, arrangement or understanding for
                        the purpose of acquiring, holding, voting (except voting pursuant to a revocable proxy or consent as described in item (b) of clause (ii) of this paragraph) or disposing of such share with any other person that beneficially owns or whose affiliates or associates beneficially own, directly or indirectly, such share.

**********************

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLICKSOFTWARE TECHNOLOGIES LTD.
                                        (Registrant)

                                        By: /s/ Shmuel Arvatz
                                            ------------------------------------
                                            Shmuel Arvatz
                                            Executive Vice President and
                                            Chief Financial Officer

Date:  August 13, 2003