Form 10-Q
period 2003-09-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2003-11-13
CIK 1105841

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

     For the quarterly period ended September 30, 2003

                                       or

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

     Yes [ ]   No [X]

   As of September 30, 2003, there were 26,467,685 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding (net of treasury stock).


================================================================================


                                    CLICKSOFTWARE TECHNOLOGIES LTD.

                                               FORM 10-Q

                                FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

(a) Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.............1

(b) Condensed  Consolidated  Statements of Operations for the three and nine months ended
         September 30, 2003 and September 30, 2002...................................................2

(c) Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2003 and September 30, 2002...................................................4

(d) Notes to the Condensed Consolidated Financial Statements.........................................5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.................................29

ITEM 4.  Controls and Procedures....................................................................30

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings..........................................................................30

ITEM 2.  Changes in Securities and Use of Proceeds..................................................30

ITEM 4.  Submission of Matters to a Vote of Security Holders........................................30

ITEM 5.  Other Information..........................................................................31

ITEM 6.  Exhibits and Reports on Form 8-K...........................................................31

SIGNATURES..........................................................................................32

Exhibit 31.1........................................................................................33

Exhibit 31.2........................................................................................34

Exhibit 32.1........................................................................................35

Exhibit 32.2........................................................................................36


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              CLICKSOFTWARE TECHNOLOGIES LTD.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         2003                 2002
                                                                                  ---------------------------------------
                                                                                     (UNAUDITED)
                                                                                  ---------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $    4,847          $    3,400
Short-term investments                                                                     5,008               2,949
Trade receivables, net                                                                     3,247               4,043
Other receivables and prepaid expenses                                                     1,523               1,254
                                                                                  ---------------------------------------
     Total current assets                                                                 14,625              11,646
                                                                                  ---------------------------------------

Long-term investments                                                                        218                 280
Property and equipment, net                                                                1,027               1,250
Severance pay deposits                                                                       763                 781
                                                                                  ---------------------------------------
     Total assets                                                                     $   16,633          $   13,957
                                                                                  =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                       $        -          $       17
Accounts payable and accrued expenses                                                      4,530               5,369
Deferred revenues                                                                          2,649                 411
                                                                                  ---------------------------------------
     Total current liabilities                                                             7,179               5,797
                                                                                  ---------------------------------------

LONG-TERM LIABILITIES:
    Accrued severance pay                                                                  1,465               1,476
                                                                                  ---------------------------------------
     Total long-term liabilities                                                           1,465               1,476
                                                                                  ---------------------------------------
     Total liabilities                                                                     8,644               7,273
                                                                                  ---------------------------------------

SHAREHOLDERS' EQUITY:
Special preferred shares NIS 0.02 par value:
   Authorized - 5,000,000 as of September 30, 2003 and December 31, 2002; no
     issued and outstanding shares as of September 30, 2003 and December 31,
     2002

Ordinary shares of NIS 0.02 par value:
   Authorized - 100,000,000 as of September 30, 2003 and December 31, 2002
   Issued - 26,506,685 shares as of September 30, 2003 and 26,412,249 shares as of December 31, 2002.
   Outstanding - 26,467,685 shares as of September 30, 2003 and 26,373,249 shares as of December 31, 2002.


                                                                                             104                 102
Additional paid-in capital                                                                69,380              69,196
Deferred stock compensation                                                                    -                (101)
Accumulated deficit                                                                      (61,452)            (62,470)
Treasury stock, at cost: 39,000 shares                                                       (43)                (43)
                                                                                  ---------------------------------------
     Total shareholders' equity                                                            7,989               6,684
                                                                                  ---------------------------------------
Total liabilities and shareholders' equity                                            $   16,633          $   13,957
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


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                            2003                2002
                                                                                    -----------------------------------------
Revenues:
   Software license                                                                       $  3,116            $  2,335
   Services                                                                                  2,786               2,274
                                                                                    -----------------------------------------
     Total revenues                                                                          5,902               4,609
                                                                                    -----------------------------------------
Cost of revenues:
   Software license                                                                            347                 337
   Services                                                                                  1,670               1,539
                                                                                    -----------------------------------------
     Total cost of revenues                                                                  2,017               1,876
                                                                                    -----------------------------------------
     Gross profit                                                                            3,885               2,733
                                                                                    -----------------------------------------
Operating expenses:
   Research and development expenses, net                                                      414                 729
   Selling and marketing expenses                                                            1,998               2,599
   General and administrative expenses                                                       1,007               1,154
   Amortization of deferred Stock-based compensation (1)                                         -                  75
                                                                                    -----------------------------------------
     Total operating expenses                                                                3,419               4,557
                                                                                    -----------------------------------------
     Operating income (loss)                                                                   466              (1,824)
Interest and other income (expenses), net                                                      221                  (9)
                                                                                    -----------------------------------------
     Net income (loss)                                                                    $    687            $ (1,833)
                                                                                    -----------------------------------------
Basic net income (loss) per share                                                         $   0.03            $  (0.07)
                                                                                    -----------------------------------------
Diluted net income (loss) per share                                                       $   0.03            $  (0.07)
                                                                                    -----------------------------------------
Shares used in computing basic net income (loss) per share                              25,729,470          25,329,521
                                                                                    -----------------------------------------
Shares used in computing diluted net income (loss) per share                            27,046,509          25,329,521
                                                                                    -----------------------------------------

(1) Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                             2003               2002
                                                                                    -----------------------------------------
Cost of revenues                                                                           $      -           $      5
Research and development expenses                                                                 -                 11
Selling and marketing expenses                                                                    -                  3
General and administrative expenses                                                               -                 56
                                                                                    -----------------------------------------

Total                                                                                      $      -           $     75
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


                                                  CLICKSOFTWARE TECHNOLOGIES LTD.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                            2003                2002
                                                                                    -----------------------------------------
Revenues:
   Software license                                                                       $  7,671           $   4,711
   Services                                                                                  8,432               6,465
                                                                                    -----------------------------------------
     Total revenues                                                                         16,103              11,176
                                                                                    -----------------------------------------
Cost of revenues:
   Software license                                                                            783                 654
   Services                                                                                  4,769               4,330
                                                                                    -----------------------------------------
     Total cost of revenues                                                                  5,552               4,984
                                                                                    -----------------------------------------
     Gross profit                                                                           10,551               6,192
                                                                                    -----------------------------------------
Operating expenses:
   Research and development expenses, net                                                    1,408               2,136
   Selling and marketing expenses                                                            5,780               7,979
   General and administrative expenses                                                       2,504               2,046
   Amortization of deferred Stock-based compensation (1)                                       101                 225
                                                                                    -----------------------------------------
     Total operating expenses                                                                9,793              12,386
                                                                                    -----------------------------------------
     Operating income (loss)                                                                   758              (6,194)
Interest and other income, net                                                                 260                 183
                                                                                    -----------------------------------------
     Net income (loss)                                                                    $  1,018           $  (6,011)
                                                                                    -----------------------------------------
Basic net income (loss) per share                                                         $   0.04           $   (0.24)
                                                                                    -----------------------------------------
Diluted net income (loss) per share                                                       $   0.04           $   (0.24)
                                                                                    -----------------------------------------
Shares used in computing basic net income (loss) per share                              25,664,058          25,550,633
                                                                                    -----------------------------------------
Shares used in computing diluted net income (loss) per share                            26,201,352          25,550,633
                                                                                    -----------------------------------------

(1) Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                             2003                2002
                                                                                    -----------------------------------------
Cost of revenues                                                                          $      7           $      15
Research and development expenses                                                               15                  33
Selling and marketing expenses                                                                   4                   9
General and administrative expenses                                                             75                 168
                                                                                    -----------------------------------------

Total                                                                                     $    101           $     225
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


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                            2003                2002
                                                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                          $ 1,018             $(6,011)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities Expenses not affecting operating cash flows:
   Depreciation                                                                                348                 609
   Amortization of deferred compensation                                                       101                 225
   Unrealized loss from investments                                                              2                  79
   Severance pay, net                                                                            7                 (68)
Changes in operating assets and liabilities:
   Trade receivables                                                                           796               1,639
   Other receivables and  prepaid expenses                                                    (269)               (275)
   Accounts payable and accrued expenses                                                      (839)                730
   Changes in investments, net                                                                   -                (636)
   Deferred revenues                                                                         2,238                 447
                                                                                    -----------------------------------------
Net cash provided by (used in) operating activities                                          3,402              (3,261)
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                                                  (1,999)                  -
   Purchases of equipment                                                                     (125)               (230)
                                                                                    -----------------------------------------
Net cash used in investing activities                                                       (2,124)               (230)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term debt, net                                                                        (17)               (106)
   Repayments of long-term debt                                                                  -                 (21)
   Employee options exercised and employees stock purchase plan shares purchased               186                  44
                                                                                    -----------------------------------------
Net cash provided by (used in) financing activities                                            169                 (83)
                                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                                             1,447              (3,574)
Cash and cash equivalents at beginning of period                                             3,400               8,125
                                                                                    -----------------------------------------
Cash and cash equivalents at end of period                                                   4,847               4,551
                                                                                    =========================================

Supplemental cash flow information:
Cash paid for interest                                                                           7                  10
                                                                                    =========================================

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF SEPTEMBER 30, 2003 AND FOR THE THREE AND NINE MONTHS
                ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002)
               (IN THOUSANDS, EXCEPT SHARE DATA AND SHARE NUMBERS)

1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2003 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2002 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission on March 24, 2003 (the "2002 10-K"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements as of and for the year ended December 31, 2002, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

4.   STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the options. See below for pro-forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148.

     Had stock-based compensation been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net loss and basic and diluted net loss per share would have increased or decreased to the following pro-forma amounts:


                                                     -----------------------------------------------------------------
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                     -----------------------------------------------------------------
                                                           2003            2002            2003            2002
                                                     -----------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     -----------------------------------------------------------------
     Net Income (loss)
As reported                                            $       687     $    (1,833)    $      1,018    $     (6,011)
     Add - stock based compensation  determined under
     SFAS 123                                                    -              75              101             225
     Deduct  - stock  based  compensation  determined
     under SFAS 123                                           (120)           (133)            (317)           (399)
     Pro-forma                                         $       567     $    (1,891)    $        802    $     (6,185)

Basic net income (loss) per share
                 As reported                           $      0.03     $     (0.07)    $       0.04    $      (0.24)
                 Pro-forma                             $      0.02     $     (0,07)    $       0.03    $      (0,24)

Diluted net income (loss) per share
         As reported                                   $      0.03     $     (0.07)    $       0.04    $      (0.24)
         Pro-forma                                     $      0.02     $     (0.07)    $       0.03    $      (0.24)

     Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the following weighted-average assumptions: (1) expected life of 5 years ;(2) dividend yield of 0%; (3) expected volatility of 149%; and (4) risk-free interest rate of 4%.

5.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net income (loss) per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

     Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net income (loss) per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of basic net income (loss) per share were 3,674,679 and 3,917,265 for the three and nine months ended September 30, 2003 and September 30, 2002, respectively. The total number of shares excluded from the calculations of diluted net income (loss) per share were 5,047,585 for the three months ended September 30, 2003 and 4,230,390 for the nine months ended September 30, 2003.

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

     In the fourth quarter of 2002, in light of continued worldwide economic recession and ongoing reductions in investments in corporate capital expenditures, we initiated a reorganization plan aimed at reducing our operating expenses. As part of the plan, we reduced our workforce by approximately 40 employees, implemented an across-the-board salary reduction, closed our office in Campbell, California and moved our North American headquarters to Burlington, Massachusetts. As a result of this plan, we recorded in the fourth quarter of 2002 restructuring costs and asset impairment in the amount of approximately $2.7 million. (See also note 4 of the notes to our consolidated financial statements for the year ended December 31, 2002 in "Item 8. Financial Statements" included in the 2002 10-K.)

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

     Cost of revenues consists of cost of software license revenues and cost of services. Cost of software license revenues consists of expenses related to media duplication and packaging of our products, costs of software purchased or licensed for resale and royalties payments to the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "Chief Scientist"). Cost of services consists of expenses related to salaries and expenses of our professional services organizations, costs related to third-party consultants, and equipment costs and royalty payments to the Chief Scientist pursuant to grant agreements whereby the Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter.

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


                        RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46 was originally effective for the quarter ending June 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN 46 until December 31, 2003. The adoption of FIN 46 did not have an impact on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's financial statements. The Company adopted SFAS No. 149 effective July 1, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial statements. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

                              RESULTS OF OPERATIONS

     Our operating results, expressed as a percentage of revenues, for each of the three and nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                      ------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                      ------------------------------------------------------------------------
                                                             2003              2002             2003              2002
                                                      ------------------------------------------------------------------------
Revenues:
   Software license                                           53%               51%              48%               42%
   Services                                                   47%               49%              52%               58%
                                                      ------------------------------------------------------------------------
     Total revenues                                          100%              100%             100%              100%
Cost of revenues:
   Software license                                            6%                7%               5%                6%
   Services                                                   28%               34%              29%               39%
     Total cost of revenues                                   34%               41%              34%               45%
                                                      ------------------------------------------------------------------------
   Gross profit                                               66%               59%              66%               55%
                                                      ------------------------------------------------------------------------
Operating expenses:
   Research and development expenses, net                      7%               16%               9%               19%
   Selling and marketing expenses                             34%               56%              36%               71%
   General and administrative expenses                        17%               25%              15%               18%
   Amortization of deferred Stock-based compensation           -                 2%               1%                2%
                                                      ------------------------------------------------------------------------
     Total operating expenses                                 58%               99%              61%              110%
                                                      ------------------------------------------------------------------------
     Operating income (loss)                                   8%              (40%)              5%              (55%)
        Interest and other income(expenses), net               4%                -                1%                1%
                                                      ------------------------------------------------------------------------
     Net income (loss)                                        12%              (40%)              6%              (54%)
                                                      ========================================================================

    RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     REVENUES: Company revenues increased $1.3 million or 28% to $5.9 million for the three months ended September 30, 2003 from $4.6 million for the three months ended September 30, 2002. This increase in revenues was the result of increased demand for our products and services, particularly in the utilities and energy industries. For the three months ended September 30, 2003, 40% of our revenues were generated in North America, 41% in Europe, 19% in Asia Pacific and Africa. For the three months ended September 30, 2002, 31% of our revenues were generated in North America, 34% in Europe, 35% in Asia Pacific and Africa. SOFTWARE LICENSE REVENUES: Software license revenues increased $0.8 million or 33% to $3.1 million for the three months ended September 30, 2003 from $2.3 million for the three months ended September 30, 2002. Software license revenues were $3.1 million or 53% of total revenues for the three months ended September 30, 2003, and $2.3 million or 51% of total revenues for the three months ended September 30, 2002. The increase in software license revenues resulted from new orders.

     SERVICES: Services revenues were $2.8 million or 47% of revenues for the three months ended September 30, 2003, and $2.3 million or 49% of total revenues in the three months ended September 30, 2002. The increase in services revenues by $0.5 million or 23% from the three months ended September 30, 2002 was primarily due to the increase in the number of customers under annual support agreements as well an increase in professional services fees during the third quarter of 2003.

     COST OF REVENUES: Cost of revenues were $2.0 million or 34% of revenues for the three months ended September 30, 2003, and $1.9 million or 41% of revenues for the three months ended September 30, 2002. The increase in the cost of revenues by $0.1 million from the three months ended September 30, 2002 on an absolute basis was primarily due to higher costs associated with professional services performed by the Company and an increase in royalties paid by the Company to the Chief Scientist Office.

     COST OF SOFTWARE LICENSES: Cost of software licenses was $347,000 or 6% of revenues for the three months ended September 30, 2003 and $337,000 or 7% of revenues in the three months ended September 30, 2002. The marginal increase in the cost of software licenses on an absolute basis was due to an increase in royalties paid by the Company to the Chief Scientist Office.

     COST OF SERVICES: Cost of services revenues was $1.7 million or 28% of revenues for the three months ended September 30, 2003, and $1.5 million or 34% of revenues for the three months ended September 30, 2002. The increase in the cost of services by $131,000 or 9% from the three months ended September 30, 2002 on an absolute basis was primarily due to higher costs associated with professional services performed by the Company.

     GROSS PROFIT: Gross profit was $3.9 million, or 66% of revenues for the three months ended September 30, 2003 and $2.7 million, or 59% of revenues for the three months ended September 30, 2002. The increase in gross profit by $1.2 million or 42% was primarily due to an increase in total revenues. The increase in gross profit as a percentage of revenues was primarily the result of an increase in higher margin license revenues and improvement in the profitability of our professional services.

     OPERATING EXPENSES: Total operating expenses were $3.4 million or 58% of revenues for the three months ended September 30, 2003, and $4.6 million or 99% of revenues for the three months ended September 30, 2002. The decrease in operating expenses by $1.2 million or 25% from the three months ended September 30, 2002 was primarily due to cost cutting measures implemented during the fourth quarter of 2002. Our total number of employees decreased from 152 at September 30, 2002 to 123 at September 30, 2003.

     RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $414,000 or 7% of revenues for the three months ended September 30, 2003, and $729,000 or 16% of revenues for the three months ended September 30, 2002. The decrease in research and development expenses by $0.3 million or 43% from the three months ended September 30, 2002 is primarily due to the impact of cost cutting measures implemented during the fourth quarter of 2002.

     SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $2.0 million or 34% of revenues for the three months ended September 30, 2003, and $2.6 million or 56% of revenues for the three months ended September 30, 2002. The decrease in selling and marketing expenses by $0.6 million or 23% from the three months ended September 30, 2002 was primarily due to cost cutting measures implemented during the fourth quarter of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.0 million or 17% of revenues for the three months ended September 30, 2003, and $1.2 million or 25% of revenues for the three months ended September 30, 2002. The decrease in general and administrative expenses by $0.2 million or 15% from the three months ended September 30, 2002 was due primarily to a decrease in legal and consultancy expenses, which was partially offset by an increase in payroll expenses.

     INTEREST AND OTHER INCOME (EXPENSES), NET: Interest and other income was $221,000 for the three months ended September 30, 2003 and an expense of $9,000 for the three months ended September 30, 2002. The increase in interest and other income by $230,000 was primarily due to currency gains and the strengthening of European currencies against the United States dollar.

AMORTIZATION OF STOCK-BASED COMPENSATION: The Company had no stock-based compensation expenses in the three month ended September 30, 2003, since the underlying options were fully vested in May 2003. Stock-based compensation expenses were $75,000 for the three months ended September 30, 2002.

     NET INCOME (LOSS): Net Income was $0.7 million, or 12% of revenues for the three months ended September 30, 2003 and $1.8 million net loss, or negative 40% of revenues for the three months ended September 30, 2002. The increase in Net Income by $2.5 million was primarily due to an increase in total revenues coupled with the reduced cost basis.


     RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


     REVENUES: Company revenues increased $4.9 million or 44% to $16.1 million for the nine months ended September 30, 2003 from $11.2 million for the nine months ended September 30, 2002. This increase in revenues was the result of increased demand for our products and services, particularly in the utilities and energy, computer and office equipment and communications industries. For the nine months ended September 30, 2003, 42% of our revenues were generated in North America, 43% in Europe, 15% in Asia Pacific and Africa. For the nine months ended September 30, 2002, 31% of our revenues were generated in North America, 34% in Europe, 35% in Asia Pacific and Africa.

     SOFTWARE LICENSE REVENUES: Software license revenues increased $3.0 million or 63% to $7.7 million for the nine months ended September 30, 2003 from $4.7 million for the nine months ended September 30, 2002. Software license revenues were $7.7 million or 48% of total revenues for the nine months ended September 30, 2003, and $4.7 million or 42% of total revenues for the nine months ended September 30, 2002. The increase in software license revenues by $3.0 million or 63% from the nine months ended September 30, 2002 was primarily the result of repeat orders.

     SERVICES: Services revenues were $8.4 million or 52% of revenues for the nine months ended September 30, 2003, and $6.5 million or 58% of total revenue in the nine months ended September 30, 2002. The increase in services revenues by $1.9 million or 30% from the nine months ended September 30, 2002 resulted from an increase in project-based professional services and an increase in number of customers under annual support agreements.

     COST OF REVENUES: Cost of revenues were $5.6 million or 34% of revenues for the nine months ended September 30, 2003, and $5.0 million or 45% of revenues for the nine months ended September 30, 2002. The increase in the cost of revenues by $0.6 million or 11% from the nine months ended September 30, 2002 on an absolute basis was primarily due to higher costs associated with professional services performed by the Company and an increase in royalties paid to the Chief Scientist.

     COST OF SOFTWARE LICENSES: Cost of software licenses was $783,000 or 5% of revenues for the nine months ended September 30, 2003 and $654,000 or 6% of revenues in the nine months ended September 30, 2002. The increase in the cost of software licenses on an absolute basis was primarily due to an increase in royalties paid to the Chief Scientist.

     COST OF SERVICES: Cost of services revenues was $4.8 million or 29% of revenues for the nine months ended September 30, 2003, and $4.3 million or 39% of revenues for the nine months ended September 30, 2002. The increase in the cost of services by $0.5 million or 10% from the nine months ended September 30, 2002 on an absolute basis was primarily due to the increased demand for our professional services and an increase in royalties paid to the Chief Scientist.

     GROSS PROFIT: Gross profit was $10.6 million or 66% of revenues for the nine months ended September 30, 2003 and $6.2 million, or 55% of revenues for the nine months ended September 30, 2002. The increase in the gross profit by $4.4 million or 70% was primarily due to an increase in total revenues. The increase in gross profit as a percentage of revenues was the result of an increase in higher margin license revenues and improvement in the profitability of our professional services.

     OPERATING EXPENSES: Total operating expenses were $9.8 million or 61% of revenues for the nine months ended September 30, 2003, and $12.4 million or 110% of revenues for the nine months ended September 30, 2002. The decrease in operating expenses by $2.6 million or 21% from the nine months ended September 30, 2002 was primarily due to cost cutting measures implemented during 2002. Our total number of employees, who are the primary source of our operating expenses, decreased from 152 at September 30, 2002 to 123 at September 30, 2003.

     RESEARCH AND DEVELOPMENT EXPENSES, NET: Research and development expenses, net of related grants, were $1.4 million or 9% of revenues for the nine months ended September 30, 2003, and $2.1 million or 19% of revenues for the nine months ended September 30, 2002. The decrease in research and development expenses by $0.7 million or 34% from the nine months ended September 30, 2002 is primarily due to the impact of cost cutting measures implemented during 2002.

     SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $5.8 million or 36% of revenues for the nine months ended September 30, 2003, and $8.0 million or 71% of revenues for the nine months ended September 30, 2002. The decrease in selling and marketing expenses by $2.2 million or 28% from the nine months ended September 30, 2002 was primarily due to cost cutting measures implemented during 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2.5 million or 15% of revenues for the nine months ended September 30, 2003, and $2.0 million or 18% of revenues for the nine months ended September 30, 2002. The increase in general and administrative expenses by $0.5 million or 21% from the nine months ended September 30, 2002 was due primarily to an increase in payroll expenses and bad debts partially offset by a decrease in legal and consultancy expenses.

     INTEREST AND OTHER INCOME, NET: Interest and other income was $260,000 for the nine months ended September 30, 2003 and $183,000 for the nine months ended September 30, 2002. The increase in interest and other income by $77,000 was primarily due to currency gains and the strengthening of European currencies against the United States dollar.

AMORTIZATION OF STOCK-BASED COMPENSATION: Stock-based compensation expenses were $101,000 for the nine months ended September 30, 2003 and $225,000 for the nine months ended September 30, 2002. The decrease in stock-based compensation expenses by $124,000 was due to the fact that the options underlying the stock-based compensation expenses for the nine months ended September 30, 2003 were fully vested in May 2003 NET INCOME (LOSS): Net income was

$1.0 million, or 6% of revenues for the nine months ended September 30, 2003, and $6.0 million net loss, or negative 54% of revenues for the nine months ended September 30, 2002. The increase in net income by $7.0 million was primarily due to an increase in total revenues coupled with the reduced cost BASIS.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003 we had cash and cash equivalents of $4.9 million, short-term investments of $5.0 million and long-term investments of $0.2 million for a total of $10.1 million.

     From inception until our IPO in June 2000, we financed our operations primarily through the private placement of equity securities, which through December 31, 1999 totaled approximately $32.0 million, net of issuance costs. Our initial public stock offering of ordinary shares realized $28.3 million, net of underwriter discount and other issuance costs.

     For the nine months ended September 30, 2003, cash provided by operations was $3.4 million, comprised of our net income of $1.0 million, a decrease in trade receivables of $0.8 million, an increase in other receivables of $0.3 million, a decrease in accounts payable of $0.8 million, an increase in deferred revenues of $2.2 million and non-cash charges of $0.5 million. For the nine months ended September 30, 2002, cash used in operations was $3.3 million, comprised of our net loss of $6.0 million, a decrease in trade receivables of $1.6 million, an increase in other receivables of $0.3 million, an increase in accounts payable of $0.7 million, an increase in deferred revenues of $0.4 million, partially offset by non-cash charges of $0.8 million and an increase in short term investments of $0.6 million.

     Net cash used in investing activities for the nine months ended September 30, 2003 was $2.1 million, of which $2.0 million was primarily invested in bank deposits and short term investments, and of which $125,000 was invested in purchases of computer equipment and vehicles. Net cash used in investing activities for the nine months ended September 30, 2002 was $230,000 and was invested primarily in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

     As of September 30, 2003 we had outstanding trade receivables of approximately $3.2 million, which represented approximately 55% of revenues for the three months ended September 30, 2003. Our trade receivables typically have 30 to 60 day terms, although we have also negotiated longer payment plans with some of our clients. For the three months ended September 30, 2003 our DSO (Day Sales Outstanding) was 50 days, an increase of 1 day from 49 for the three months ended June 30, 2003.

     We have entered into standby letters of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts and office lease payments. As of September 30, 2003, contingent liabilities on outstanding letters of credit agreements aggregated approximately $1.5 million, of which all but $218,000 are scheduled to expire during next the twelve months. It is possible that some of these letters of credit will be renewed following their expiration. The letters of credit are secured by $1.6 million in deposits with the banks, to cover any potential payments under the guarantees.

Since inception, we have received aggregate research and development grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $6.7 million. Pursuant to the terms of these grants, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product up to cumulative royalties ranging from 100% to 150% of the amount of the grants. The grants also accrue annual interest at the rate of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of September 30, 2003 we have paid or accrued royalties related to the results of research and development in the amount of $2.9 million. The estimated current net commitment is approximately $3.9 million. The repayment of the grant, through the aforementioned royalties, is contingent on future sales. We have no obligation to repay these grants if sufficient sales are not generated.

     Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional international operations. We intend to continue investing significant resources in our selling and marketing and research and development operations in the future. We attained profitability in the three months period ending March 31, 2003, and maintained profitability in three months period ending June 30, 2003 and in the three months period ending September 30,2003. Our ability to maintain profitability using our currently available balance of cash and cash equivalents will depend on our ability to increase our revenues while continuing to control our expenses. However, we cannot assure you that we will be able to maintain profitability, particularly given the current economic conditions and potential reduction in information technology spending by our current and prospective customers. If we are not successful in doing so, we will be required to seek new external sources of financing. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     We estimate that our revenues in the fourth quarter of 2003 will grow approximately 5% from the previous quarter, although actual revenues may differ. Assuming this level of revenues for the fourth quarter is achieved, we believe that we will be able to maintain profitability in the upcoming quarter, although no assurances can be made in that regard. If we are able to maintain our quarterly revenues at a level similar to that expected in the fourth quarter of 2003, we believe that we will have sufficient cash to fund our operations for at least the next twelve months although there is no assurance we will be able to do so.

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

     On August 25, 2003, a substantially similar complaint to the one filed in December 2002 was filed in the United States District Court for the District of Massachusetts against us, one of our officers and one of our former officers. The complaint is purportedly brought on behalf of investors who purchased our securities between June 22, 2000 and October 21, 2002 and seeks unspecified damages. The complaint contains various allegations, including violations of the Securities Exchange Act of 1934 and common law claims with respect to our financial results for 2000, 2001 and the first six months of 2002. None of the defendants has been served, and the case is in the preliminary states. It is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this or any other case could have a material adverse effect on our business, financial condition, results of operations, cash flow and the trading price of our ordinary shares. In addition, defending any litigation may be costly and divert management's attention from the day-to-day operations of our business. In addition, we have provided information regarding our financial statement restatement to the staff of the Securities and Exchange Commission on a voluntary basis, and the SEC has requested additional information. Any additional inquiry by the SEC may result in a diversion of our management's attention and resources and require additional expenses for professional services. In addition, any claims against us or any inquiry by the SEC may cause the price of our ordinary shares to decline.

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

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND OUR RESULTS OF OPERATIONS.

     Predictions regarding general economic conditions remain uncertain. Unless the economic outlook improves significantly, information technology spending may not grow. Consequently, the demand for our products may not grow or may decrease, which would adversely affect our results of operations. In addition, predictions regarding economic conditions is difficult, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner and this may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSELY AFFECT OUR PROFITABILITY.

     Historically, all of our operating revenue has come from sales of, and services related to, our ClickSchedule and ClickFix products and clients seeking application software that enables efficient provisioning of services in enterprise environments. During the year ended December 31, 2000, we introduced ClickAnalyze, ClickPlan and ClickMobile that, together with our existing products, constitute a suite of products that offers a more comprehensive solution to our customers. On November 28, 2001, we released version 7.0 of our Service Optimization Suite that utilizes dynamic load balancing architecture, which dynamically redirects requests among a group of ClickSoftware servers running our product applications. This increases the scalability of our products by enabling our customers to optimize additional resources by adding hardware to this group of ClickSoftware servers. On October 2002, we added ClickForecast to our Service Optimization suite. Our growth depends in part on the development of market acceptance of these products. We have no guarantee that the sales of these products will develop as quickly as we anticipate, or at all. Lack of long-term demand for our new products would have a material adverse effect on our business and operating results.

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

     We believe our future success will depend on the continued service of our executive officers and other key sales and marketing, product development and professional services personnel. Dr. Moshe BenBassat, our Chief Executive Officer, has individually participated in and has been responsible for overseeing much of the research and development of our core technologies. The services of Dr. BenBassat and other members of our senior management team and key personnel would be very difficult to replace and the loss of any of these employees could harm our business significantly. We have employment agreements with our executive officers, including Dr. BenBassat. Although these agreements generally require sixty to ninety days notification prior to departure, relationships with these officers and key employees are at will. The loss of any of our key personnel could harm our ability to execute our business strategy and compete.

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

     Despite our history of avoiding adverse effects, in the future we could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. The current state of peace talks between Israel and its Arab neighbors is uncertain. Several Arab countries still restrict business with Israeli companies, which may limit our ability to make sales in those countries. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS.

     As of September 30, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 32.6% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES.

     As of September 30, 2003, we had 26,467,685 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of September 30, 2003, we had 3,107,242 ordinary shares issuable upon exercise of outstanding options, and 1,640,881 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

     INTEREST RATE RISK. As of September 30, 2003, we had cash and cash equivalents of $9.9 million, which consist of cash and highly liquid short-term investments. A substantial decrease in market interest rates would have immaterial impact on our financial condition.

     The following table provides information about our investment portfolio, cash, and long-term debts as of September 30, 2003 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

     YEAR OF MATURITY                                           2003      2004
     (in thousands of dollars)

     A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
     ------------------------------------------------------
     Cash and Cash equivalents                                $4,847         -
       Average interest rate                                    0.8%         -


     Short Term Bonds                                         $1,500         -
       Average interest rate                                   1.13%         -


     Bank deposits                                            $1,914    $1,812
       Average interest rate                                    1.1%      1.2%

     B) LONG-TERM DEBTS:
     -------------------
     None.

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

     Based on the instructions of the audit committee of our Board of Directors and with the assistance of its independent auditor, we adopted a new policy for revenue recognition. The policy includes procedures and practices to assure the proper recognition of revenue in the future. In addition, to improve the overall effectiveness of our "disclosure controls and procedures", (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) or 15d-15(e))we have expanded the scope of periodic discussions between our finance department and our other operational departments, and expanded our formal reporting procedures. We have also established a Disclosure Committee with a mandate to assist our CEO and CFO in overseeing the accuracy and timeliness of our public disclosure and in evaluating regularly our disclosure and control procedures.

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

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in our internal controls or in other factors identified in connection witih the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 25, 2003, a substantially similar complaint to the one filed in December 2002 was filed in the United States District Court for the District of Massachusetts against the Comapny, one of its officers and one of its former officers. The complaint is purportedly brought on behalf of investors who purchased the Company's securities between June 22, 2000 and October 21, 2002 and seeks unspecified damages. The complaint contains various allegations, including violations of the Securities Exchange Act of 1934 and common law claims with respect to the Company's financial results for 2000, 2001 and the first six months of 2002, which were restated. None of the defendants has been served, and the case is in the preliminary states. It is not possible for us to quantify the extent of its potential liability, if any.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

(a)  Exhibit Number                            Description
------------------------  ------------------------------------------------------


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




(b)  Reports on Form 8-K:

     On August 4, 2003, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's financial results for the quarter ended June 30, 2003.

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

Date:  November 13, 2003