Form 10-K
period 2003-12-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2004-03-22
CIK 1105841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
---
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       Or
---
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission file number 000-30827
--------------------------------------------------------------------------------



                         CLICKSOFTWARE TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)

                Israel                                 Not Applicable
        ------------------------           -------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            34 Habarzel Street
            ------------------
             Tel Aviv, Israel                               69710
             ----------------              -------------------------------------
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

          [X] Yes        [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          [ ] Yes        [X] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

          [ ] Yes        [X] No

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant on June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was $21.3 million (based on the closing market sales price of the Ordinary Shares on that date). Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2004, there were 27,134,819 Ordinary Shares of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement and Notice for the Registrant's 2004 Annual General Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2003) are incorporated by reference.




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 2

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      -----

PART I
Item 1.  Business....................................................    4
Item 2.  Properties..................................................   13
Item 3.  Legal Proceedings...........................................   13
Item 4.  Submission of Matters to a Vote of Security Holders.........   14

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................   14
Item 6.  Selected Consolidated Financial Data........................   16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   17
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk........................................................   38
Item 8.  Financial Statements........................................   39
Item 8A. Unaudited Consolidated Quarterly Financial Data ............   56
Item 9.  Changes In and Disagreement with Accountants on Accounting
         and Financial Disclosure....................................   56
Item 9A. Controls and Procedures.....................................   58

PART III
Item 10. Directors and Executive Officers of the Registrant..........   58
Item 11. Executive Compensation......................................   58
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................   58
Item 13. Certain Relationships and Related Transactions..............   58
Item 14. Principal Accountant Fees and Services......................   59
Item 15. Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   60

SIGNATURES...........................................................   62




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 3

PART I


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to products, markets, and future results of operations and profitability, and may include implied statements concerning market acceptance of our products, and our growing leadership role in the marketplace. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan, "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this Annual Report on Form 10-K with respect to future events, the outcome of which are subject to certain risks that may have a significant impact on our business, operating results or financial condition, including the risk factors described in the Section of this Report entitled "Management Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS." Investors are cautioned that our forward-looking statements are inherently uncertain. Should one or more of the risks that we describe in this Annual Report and our Quarterly Reports on Form 10-Q or other uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

We provide software products for optimizing service operations, which are designed to improve customer responsiveness and the utilization of service resources. Our products allow our clients to respond quickly to customers' demands for service while improving utilization of service personnel and reducing operational costs.

We offer solutions to support the various levels of clients' management and operations, including execution, operational planning, tactical planning and strategic planning levels. Our Service Optimization suite of products allows clients to concentrate on both micro and macro level scheduling, service execution, real time monitoring, short term resource planning, and long term capacity planning. Our solution is designed to enable our clients to increase the productivity of their service resources, resulting in reduced costs and increased revenue opportunities that would otherwise be lost.

We were incorporated in Israel in 1979. We have: a wholly-owned subsidiary incorporated in the U.S., ClickSoftware, Inc.; a wholly-owned subsidiary incorporated in the United Kingdom, ClickSoftware Europe, Limited; a wholly-owned subsidiary in Belgium, ClickSoftware Belgium, N.V.; and a wholly-owned subsidiary incorporated in Germany, ClickSoftware Central Europe GmbH. Our U.S. subsidiary has a wholly owned subsidiary in Australia, ClickSoftware Australia Pty Limited. Our product development efforts are conducted primarily in Israel. Our sales and marketing and implementation efforts in North America, Europe, and Asia Pacific and Africa are conducted by our subsidiaries.

PRODUCTS

We provide solutions for end-to-end service chain optimization that are designed to increase revenue and customer responsiveness while reducing costs. Our Service Optimization suite includes strategic and tactical workforce planning, optimized service scheduling, intelligent problem resolution, mobile workforce management, and business analytics, connecting various organizational levels and all functions, from executive strategy to operational execution.

Our service optimization solutions are utilized by leading service organizations in a number of service industry segments, including: telecommunications, computer and office equipment, industrial equipment, medical equipment, building automation, utilities, aerospace & defense, and home services. ClickSoftware's solutions can deliver improvements in:


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 4

     o    field workforce productivity
     o    responsiveness to customers
     o    quality of service delivered
     o    profitability of the service operation
     o    reduction in missed customer commitments

We have developed our service chain optimization solutions through years of experience in a variety of service operations. The result is a highly advanced technology with the flexibility to model and accommodate varying business types and processes. The ease with which it can be integrated with leading customer relationship management (CRM) and enterprise resource planning (ERP) solutions, often with standard interface adaptors, enables ClickSoftware customers to accelerate the deployment of the solution.

SERVICE OPTIMIZATION SUITE OF PRODUCTS
Our Service Optimization suite includes:

CLICKSCHEDULE optimizes service scheduling and routing for improving workforce productivity by balancing customer, resource, and organizational preferences including contractual commitments, priority, drive time, skills, and resource availability. Configuration capabilities, a high degree of scalability and use of standard eXtensible Markup Language (XML) interfaces are designed to improve integration with enterprise systems and deployment according to organizational business policies and processes.

CLICKFIX provides intelligent diagnostics and problem resolution for reducing service costs. ClickFix enables faster resolution of customer issues at multiple levels of service contact, from the call center to the field. Based on an intelligent engine that utilizes specific knowledge about our customers' equipment, ClickFix diagnoses and resolves problems independent of the user's skills, experience, and knowledge. Accessibility via the Web empowers customers to resolve problems themselves at any time of day, and often without a resource, requiring fewer onsite visits.

CLICKMOBILE provides wireless workforce management for monitoring field workforce activities and reducing the labor of dispatching personnel. ClickMobile enables job detail notification from the field and allows for field updates even when resources are out of wireless coverage. Assignments created in ClickSchedule are dispatched to field devices based on configurable workflows while enabling real-time visibility into workforce activity including job status, start, and end time.

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

CLICKFORECAST provides field service workload forecasting to help companies project workforce capacity. ClickForecast can combine historical service workload with future business events to create a forecast for each territory, job type, or business unit. ClickForecast enables service managers, marketing, and sales to collaboratively determine the demand levels of their customers, and create multiple forecast scenarios, each with different business assumptions.

TECHNOLOGY

The Service Optimization suite utilizes a foundation of core technologies that we developed over a period of more than 10 years in the service industry. Originally brought to market as W-6 Service Scheduler and TechMate, these technologies include sophisticated algorithms and business process representation tools. Our

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 5
research and development personnel have been working on optimization technology solutions since 1985, including algorithmic software solutions, system integration and implementations. The Service Optimization suite, with its depth and breadth, reflects our experience and investment into the complex optimization and decision support troubleshooting needs of service organizations.

Analogous to, but more complex than the supply chain, the service chain involves different variables and challenges including the scheduling of personnel with varying skills in different locations to complete both simple and complex tasks. These variables must be considered in constantly changing conditions to meet the fast pace typical of service-level and profit driven organizations.

Our applications are standards-based, facilitating integration with related Customer Relationship Management (CRM), Enterprise Resource Planning (ERP) or supply chain functions. The application server supports leading database management systems, including Oracle (Windows and non-Windows) and Microsoft SQL Server, and is scalable to meet the demands of large service organizations. Our service optimization suite of applications delivers inherent scalability based on a dynamic load balancing architecture that uses a stateless server model, multi-threaded application servers and relational databases.

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

The Service Optimization suite also includes sophisticated service business scenario modeling power. We have developed models based on a vast number of variables and resource characteristics common to service organizations. By employing these models, the Service Optimization suite addresses the market needs of different segments of the service industry and broadens the customer base for our products.

The Service Optimization suite incorporates several critical technologies to provide intelligent decision support in a scalable and open architecture:

     o Application software and web servers capable of performing optimization, problem resolution, and HTTP-based access to the application host system; and
     o Application Programming Interfaces (APIs) based on eXtensible Markup Language (XML), enable other applications to integrate and access Service Optimization data and services without additional training or applications for users to adopt.

Our optimization applications merge mathematical disciplines and experience with real-life service operations. The result is an algorithm that combines the traits of several optimization disciplines including adaptive learning, genetic algorithms, taboo search, and geographic clustering. ClickFix's diagnostic and problem resolution engine includes algorithms for problem resolution based on equipment design and field knowledge, a knowledge base with self-learning capabilities, and an intelligent component that creates new trouble shooting solutions based on modeling both equipment structure and historic data.

Our development methodology involves direct analysis of customers' business requirements, software module design to meet these requirements, software development and coding, testing, and quality assurance. Our research and development group and their processes are ISO 9001 certified.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT
Our professional services organization is staffed by qualified employees with experience in the resource optimization field. We provide our clients, as well as our implementation partners, with consulting and deployment services, upgrades,

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 6
and comprehensive training and support to help achieve business goals with a quicker return on investment. Our consulting services include:

     o Business Analysis. Our consultants assess current or planned service optimization needs, develop and document the project plan, and deliver the design specification. We provide a configuration and implementation roadmap to help meet business goals, including an analysis of return on investment and business change management.
     o Project Implementations. Our professional services consultants individually, or as members of our project teams, implement and assist in the configuration of our solutions to accelerate the project deployment schedule and ensure a successful implementation process. Such activities include the design, configuration and testing of our deliverables as well as training and supporting the customer organization during the rollout and when the applications go live. The implementation activities also include the development and configuration of interfaces to other enterprise solutions - either commercial or in-house legacy systems, as needed based on the project.
     o Project Advisory Services. We offer a packaged set of reviews and consulting services targeted at ensuring the ability of our implementation partners to deliver a working solution. We have provided this service to date to support relatively simple implementations of specific niche customers such as utilities.
     o "ClickSoftware University." We offer a series of high-level management workshops that convey proven methods and principles for improving the efficiency and effectiveness of the field service operation. These courses share lessons learned from years of best practice research and field experience implementing service optimization solutions.

Customer support is available by telephone and over the Internet. Customer support is typically billed as a percentage of license fees depending upon the level of support coverage requested by the customer. Support is provided by the technical support team located within our development facility, ensuring detailed product knowledge and access to experts and testing facilities when required. The customer support team works closely with the professional services organization in providing technical support during client project implementations and transferring completed projects from the professional services organization to the customer support team.

SALES AND MARKETING

We market and sell our products through our direct sales force, which is located in North America, Europe, and the Asia Pacific region. Our multidisciplinary sales teams consist of field sales executives, sales support engineers and internal sales staff. The internal sales staff is responsible for generating leads and qualifying prospective clients. Sales support engineers assist the sales executives in the technical aspects of the sales process, including preparing demonstrations and technical proposals. Our sales executives are responsible for completing the sales process and managing the post-sale client relationship, which consists of ongoing relationship management and the sale of additional licenses, as clients require additional resources. Our management also takes an active role in our sales efforts. The knowledge gained by our sales and marketing force is also communicated to our product marketing group, which guides our development team. This enables our organization to align the functionality of our products with customer needs.

We typically direct our sales and marketing efforts to the client's executive officers, including the vice president of customer service, the chief information officer, the chief financial officer and other senior executives responsible for improving customer service at our clients' organizations. We target our marketing efforts on identifying potential new clients, generating new sales opportunities, and creating awareness in our target markets about the value of our products and their applications. Our programs target prospective clients across a wide variety of industries, business relationships and geographies. In order to effectively promote product awareness, we engage in marketing activities in a wide variety of areas including public relations and analyst relations, email campaigns, web seminars with our customers and industry analysts, newsletters and advertising creation and placement, direct mailings and trade shows. As of December 31, 2003, we employed 29 individuals in our sales and marketing department.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 7

Our business development organization supports joint marketing activities with our business partners. Our business relationships enable us to use our partners' market presence and sales channels to create additional revenue opportunities. We have entered into co-marketing arrangements with leading ERP companies and CRM vendors. A partial list of these vendors includes SAP AG and PeopleSoft, Inc. We also participate in joint sales efforts

We also market our products and services through resellers. Our reseller agreements generally provide the parties with the right to use each other's name in marketing and advertising materials, and to conduct joint marketing programs. We provide sales materials and training to resellers on the marketing, selling and implementation of our software solutions. We believe these relationships will extend our presence and brand name in new and existing markets.

We have also established relationships with large System Integrator (SI) organizations such as Accenture Ltd., International Business Machines Corporation (IBM) and Cap Gemini Ernst & Young. These partners have committed various levels of resources to integrate, customize and implement our solutions. Depending on the strength of the relationship, we have co-invested in jointly developing industry-specific solutions, training and certifying their professional services teams, developing co-marketing programs, and incorporating our products into their marketing/referral strategies.

CUSTOMERS
We sell our products to a broad base of customers representing a variety of industries with unique needs, including telecommunications, utilities, high-technology service providers and home equipment retailers. The following is a representative list of our customers or end-users using our products. This list of customers is representative of our geographically dispersed customers base and the various industries utilizing our products.


                                                  Industry
Diebold, Inc. (U.S.)                              Capital equipment
Hewlett-Packard Company (U.S.)                    Computer and office equipment
T-Systems, a subsidiary of Deutsche Telecom
 (Germany)                                        Telecommunications
Telstra Corporation (Australia)                   Telecommunications
United Utilities plc (UK)                         Utilities and energy


Two customers, including one which serves as a channel partner, accounted for greater than 10% of revenues during the year ended December 31, 2003.

RESEARCH AND DEVELOPMENT

We have invested significant time and resources in creating a structured process for undertaking all product development projects. These include documenting product requirements, specifying product features and workflow, developing the software, performing quality assurance and creating documentation and packaging. Our research and development center in Israel is ISO 9001 compliant and continuously updates its software development procedures to maintain an ongoing improvement process and high quality products.

Our future research and development strategies will concentrate on strengthening our product offerings in decision support, forecasting, capacity planning and monitoring and schedule optimization; continuing to enhance the scalability of our products; and continuing the development of offerings for specific vertical industries.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 8

COMPETITION

The market for our products is competitive and rapidly changing. Competition may increase in the future as the service optimization market gains size and increased business focus, current competitors expand their product offerings, and new companies enter the market.

The principal competitive factors in the service optimization industry are:

     o    The technological capabilities and performance of the solution;
     o    Domain expertise and experience with large-scale implementations; and
     o The acceptance and adaptability of the service optimization solution to the solution offerings of large system integrators and CRM/ERP vendors, and the ability to form marketing alliances with the foregoing.

We believe our solutions compare favorably based on these competitive factors. Our current and potential competitors include:

     o Direct competitors in the service optimization space, including Service Power Technologies plc.
     o Software application vendors that offer field force management solutions with certain optimization modules, such as Viryanet Ltd. and MDSI Mobile Data Solutions Inc.
     o    Traditional ERP and CRM software application vendors; and
     o Large systems integrators and internal information technology departments that may elect to develop a solution in-house.

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

We have two patent applications pending. As we continue to develop new applications of our products, we will consider additional patent applications. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us.

We own U.S. trademark registrations for the marks AITEST, CLICKANALYZE, CLICKFIX and CLICKPLAN, and have filed applications for registration of the marks CLICKFORECAST and CLICKSCHEDULE. In the European Community, we own trademark registrations for CLICKFIX, CLICKSCHEDULE, CLICKANALYZE, CLICKFORECAST, and CLICKPLAN.

Although we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 9
technology leadership position. We can give no assurance that others will not develop technologies that are similar or superior to our technology. See "Risks Related to Our Business" and "Competition".

We generally enter into nondisclosure agreements with our customers, partners, employees and consultants and generally control access to and distribution of our software, documentation and other proprietary information.

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

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We also indemnify most of our customers against any future claim that our products infringe the intellectual property rights of others. We believe that our products do not infringe upon the intellectual property rights of third parties. However, we cannot assure you that we will prevail in all future intellectual property disputes. We have not conducted an exhaustive search for existing patents and other intellectual property registrations, and we cannot assure you that our products do not infringe any issued patents. In addition, because patent applications in the United States and Israel are not publicly disclosed until the patent is issued, applications may have been filed which would relate to our products.

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

EMPLOYEES

As of December 31, 2003, we had 125 full-time employees: 34 engaged in research and development, 29 in sales, marketing and business development, 42 in professional services and technical support and 20 in finance, administration and operations. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 10
working conditions above the required minimums. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies and severance funds. Severance payment expenses amounted to $234,000 in 2003, $283,000 in 2002 and $266,000 in 2001.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and certain information about them as of March 12, 2004 are as follows:

NAME                         AGE    POSITION
----                         ---    --------
Dr. Moshe BenBassat          56     Chief Executive Officer and Chairman of the Board
Shmuel Arvatz                41     Executive Vice President and Chief Financial Officer
Hannan Carmeli               45     Executive Vice President, Worldwide Professional Services
David Schapiro               46     Executive Vice President, Markets & Products
Amit Bendov                  39     Senior Vice President, Product Marketing
Naomi Atsmon                 51     Director
Dr. Israel Borovich          62     Director
Roni A. Einav                59     Director
Dan Falk                     58     Director
James W. Thanos              55     Director
Gil Weiser                   62     Director

DR. MOSHE BENBASSAT co-founded ClickSoftware and has served as Chairman and Chief Executive Officer since inception. From 1987 to 1999, Dr. BenBassat served as a Professor of Information Systems at the Faculty of Management at Tel-Aviv University. Dr. BenBassat has also held academic positions at the University of Southern California and the University of California in Los Angeles. From 1996 to January 1999, Dr. BenBassat also served as a board member of Tadiran Telecommunications Inc., a telecommunications company. From 1990 to 1996, Dr. BenBassat served as a board member of Tadiran Electronic Systems Ltd., a defense electronics company. Dr. BenBassat holds Bachelor of Science, Master of Science and PhD. degrees in Mathematics and Statistics from Tel-Aviv University.

SHMUEL ARVATZ has served as our Executive Vice President and Chief Financial Officer since October 2002. Prior to joining ClickSoftware, Mr. Arvatz served as the Chief Financial Officer at Shrem, Fudim, Kelner Technologies Ltd., a leading investment house in Israel. From February 2001 to June 2002, Mr. Arvatz served as Executive Vice President and Chief Financial Officer of Tecnomatix Technologies Ltd. (NASDAQ: TCNO), a provider of software e-manufacturing solutions. From 1990 to 1999, Mr. Arvatz served as Vice President and Chief Financial Officer at ADC Israel Ltd. (previously Teledata Communications Ltd., a telecommunications equipment provider which was acquired by ADC Telecom Inc. in
1998). Mr. Arvatz holds a B.A. in Accounting and Economics from Bar-Ilan University.

HANNAN CARMELI has served as our Executive Vice President of Worldwide Professional Services since August 2002. Prior to this role, he served as our Senior Vice President, Products, Services and Operations since January 2001. From August 1996 to December 2000, Mr. Carmeli held various executive roles including General Manager of the TechMate Division as well as Manager of Product Services and Operations. Prior to joining us, Mr. Carmeli held R&D and field positions with software vendors ranging from software development through product management and sales management. Mr. Carmeli holds a Bachelor of Science degree from the Technion Institute and a Master of Science degree in Computer Science from Boston University.

DAVID SCHAPIRO has served as our Executive Vice President of Markets and Products since April 2001. Prior to this position and since 1994, he held various executive and management roles at ClickSoftware, including Senior Vice President of Product Development, ClickSchedule Division General Manager, and Vice President of Business Development. From 1984 until 1994 Mr. Schapiro served in positions at

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 11

Applied Materials, a semiconductor equipment manufacturer, Scitex Corporation, a digital printing system company, and ClickSoftware. Mr. Schapiro received a Bachelor of Science degree in Mathematics and Computer Science from Tel-Aviv University, and a Master of Science degree in Computer Science from Bar-Ilan University.

AMIT BENDOV has served as our Senior Vice President of Product Marketing since July 1998. From September 1996 to June 1998, Mr. Bendov served as our Director of Customer Support and Integration. From August 1994 to August 1996, Mr. Bendov served as our Research and Development Manager. Mr. Bendov holds a Bachelor of Science degree in Computer Science and Statistics from Tel Aviv University.

NAOMI ATSMON has served as a director of ClickSoftware since May 2003. Ms. Atsmon was employed by Amdocs Ltd., a customer care and billing Software Company, from 1986 until the end of 2002. From 1997 until 2002, Ms. Atsmon served as a division president at Amdocs Ltd., managing large scale billing projects for telephone companies in North America and Europe, with overall responsibility for the profit and loss statement of the division. From 1994 until 1997, Ms. Atsmon served as a vice president at Amdocs Ltd. From 1991 until 1994, she was a director for Amdocs Ltd. in charge of software development and customer relations with one of the largest telephone companies in the U.S. Prior to joining Amdocs Ltd., Ms. Atsmon was a project manager at Bank Hapoalim, in charge of a large financial project for the bank controller. From 1976 to 1981, Ms. Atsmon was a system analyst with Agrexco Ltd, an agricultural products exporting company. Ms. Atsmon also currently serves as a board member of Jacada Ltd, a software provider. Ms. Atsmon holds a Bachelor of Science degree in Management & Industrial Engineering from the Technion Institute, and studied business administration at Tel-Aviv University.

DR. ISRAEL BOROVICH has served as a director of ClickSoftware since July 1997. Since 1988, Dr. Borovich has served as President and CEO of Arkia Israeli Airlines Ltd. and Knafaim-Arkia Holdings Ltd., an investment management company. Dr. Borovich currently serves as a director of Issta Lines Israel Students Travel Company Ltd., Arkia International (1981) Ltd. and other companies of Arkia's group in the aviation and tourism business. Dr. Borovich also serves as a chairman of Granit Hacarmel Investments Ltd. and Sonol Israel Ltd., an investment management company. Dr. Borovich also served as a director of Knafaim-Arkia Holdings, Ltd., an investment management company, Maman-Cargo Terminals & Handling Ltd. and Ayalon Highways (Israel) Ltd. Dr. Borovich served as a professor on the Faculty of Management of Tel Aviv University. Dr. Borovich holds Bachelor of Science, Master of Science and Ph.D. degrees in Industrial Engineering from the Polytechnic Institute in Brooklyn.


RONI A. EINAV has served as a director of Clicksoftware since April 2000. Mr. Einav is the general manager of Einav High-Tech assets Ltd., an investment company focused on technology ventures, founded by him in 1995. From 1983 to April 1999, Mr. Einav served as Chairman of the Board of Directors of New Dimension Software, Ltd., a systems software company he had founded, which was subsequently acquired by BMC Software for over $650 million. Mr. Einav has also played a key role in founding approximately a dozen other software companies, including Liraz Computers, Jacada Ltd., UDS, XciTel, CePost, CeDimension, ComDa, Computer Systems and Einav Systems. Mr. Einav was a Major in the Israeli Defense Forces and served as a systems analyst, in a research and development division.

DAN FALK has served as a director of ClickSoftware since June 2003. Between June 2000 and May 2003 Mr. Falk served as the chairman of the board of directors of Atara Technology Ventures Ltd., an Israeli company investing in advanced technology enterprises. Mr. Falk is also a member of the boards of directors of Orbotech Ltd., Nice System Ltd., Orad Ltd, Netafim, Dor Chemicals Ltd, Attunity Ltd., Visionix Ltd., Ramdor Ltd., Medcon Ltd., and Poalim Ventures I, all of which are Israeli high technology companies. From July 1999 to November 2000, Mr. Falk served as President and Chief Operating Officer of Sapiens International Corporation N.V., a Netherlands Antilles company engaged in the development of software solutions for large-scale, cross-platform systems. Mr. Falk was Executive Vice President of Orbotech, a high technology company, from August 1995 to July 1999, and between June 1994 and August 1995 served as its Executive Vice President and Chief Financial Officer. From October 1992 until June 1994, Mr. Falk was Vice President and Chief Financial Officer of Orbotech. Mr. Falk was Director of Finance and Chief Financial Officer of Orbot Systems, predecessor of Orbotech

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 12

Ltd., from 1985 until 1992. Mr. Falk received a Master of Business Administration degree in 1973 from the Hebrew University School of Business and had 15 years experience in finance and banking, including senior positions at Israel Discount Bank Ltd., prior to joining Orbot.

JAMES W. THANOS has served as a director of ClickSoftware since May 2000. From October 1999 to June 2002, Mr. Thanos served as Executive Vice President, Worldwide Field Operations of BroadVision, Inc., an e-commerce software company. From March 1998 to October 1999, Mr. Thanos served as BroadVision's Vice President and General Manager, Americas. Prior to working for BroadVision, Mr. Thanos served as Senior Vice President of Worldwide sales at Aurum Software, a sales force automation company. Mr. Thanos holds a Bachelor of Arts degree in International Relations and a Bachelor of Arts degree in Behavioral Sciences from Johns Hopkins University.

GIL WEISER has served as a director of ClickSoftware since June 2003. Mr. Weiser is currently chairman or a member of the board of directors of the following companies: Fundtech, a software company, BBP, a subsidiary of Fundtech company, Tescom, a service company, and Carmel a company connected with Haifa University. Mr. Weiser is currently also a member of the board of directors of the Tel Aviv Stock Exchange. From January to December 2002, he was the Acting Vice Chairman of ORAMA, an international investment banking group. From 1995 to 2000, Mr. Weiser served as Chief Executive Officer of Hewlett-Packard Israel, a technology company. From 1993 to 1995, Mr. Weiser served as Chief Executive Officer of Fibronics Corporation, a communications company. From 1976 to 1993, he served as Chief Executive Officer of Digital Israel, a computing company. Mr. Weiser is Chairman of the executive committee of Haifa University. Mr. Weiser was the Vice Chairman of the Israel Management Center and is a member of the Israel High-Tech Association Executive Committee. Mr. Weiser holds a Bachelor of Science degree in Electrical Engineering from the Technion Institute and a Master of Science degree in Electronics and Computers from the University of Minnesota in Minneapolis.

Executive officers serve at the discretion of the Board and are appointed annually. The employment of each of our executive officers is at will and may be terminated at any time, with or without cause, subject to contractual notice provisions. There are no family relationships between any of our directors or executive officers.

ITEM 2. PROPERTIES

We have a lease for approximately 6,900 square feet of office space in Burlington, Massachusetts that expires in May 2004. We are currently negotiating a new lease of office space in the Burlington area. We also have a lease for approximately 14,100 square feet of office space in Tel Aviv, Israel that expires in June 2005.

Our U.K. subsidiary currently operates from a leased facility of approximately 2,700 square feet in Slough, near London. We also lease additional smaller offices in various sites throughout North America, Europe and Asia. We consider that our current office space is sufficient to meet our anticipated needs for the foreseeable future and is suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

On August 25, 2003, a complaint was filed against us, one of our officers and one of our former officers in the United States District Court for the District of Massachusetts. None of the defendants have been served, and the case is in the preliminary stages. The complaint is substantially similar to a complaint previously filed in the same court against these parties and dismissed by the court for failure to perfect service on the defendants in a timely manner. The complaint is purportedly brought on behalf of investors who purchased our securities between June 22, 2000 and October 21, 2002 and seeks unspecified damages. The complaint contains various allegations, including violations of the Securities Exchange Act of 1934 and common law claims with respect to our financial results for 2000, 2001 and the first six months of 2002. It is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this or any other case could have a material adverse effect on our business, financial condition, results of operations, cash flow and the trading price of our ordinary shares. In addition, defending any litigation may be costly and divert management's attention from the day-to-day operations of our business.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market for Ordinary Shares

Our ordinary shares have been quoted on the NASDAQ SmallCap Market under the symbol "CKSW" since August 29, 2002 (except between November 6, 2002 and March 6, 2003, when they were quoted under the symbol "CKSWE"). Between June 22, 2000 and August 28, 2002, our ordinary shares were quoted on the NASDAQ National Market under the symbol "CKSW." Prior to that time, there was no public market for our ordinary shares. The following table sets forth for the periods indicated the high and low sales prices of our ordinary shares as quoted by the NASDAQ National Market or the Nasdaq SmallCap Market, as applicable to the relevant period. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


FISCAL YEAR ENDED DECEMBER 31, 2003                HIGH               LOW
-----------------------------------                ----               ---
First Quarter                                     $0.23            $ 0.12
Second Quarter                                    $2.33            $ 0.19
Third Quarter                                     $2.85            $ 1.52
Fourth Quarter                                    $4.95            $ 1.95

FISCAL YEAR ENDED DECEMBER 31, 2002                HIGH               LOW
-----------------------------------                ----               ---
First Quarter                                     $2.25            $ 1.10
Second Quarter                                    $1.20            $ 0.32
Third Quarter                                     $0.58            $ 0.36
Fourth Quarter                                    $0.44            $ 0.08


HOLDERS OF RECORD

As of March 12, 2004, there were approximately 55 stockholders of record of our Ordinary Shares.

DIVIDENDS

We currently intend to retain earnings, if any, for use in our business. We have never declared or paid cash dividends and have no intention to pay any cash dividends on our capital stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Information required by this Item 5 regarding our equity compensation plans is incorporated by reference to the information set forth in the section entitled "Equity Compensation Plan Information" in our Proxy Statement.




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 14

USE OF PROCEEDS FROM REGISTERED SECURITIES

On June 22, 2000, we commenced an initial public offering of our ordinary shares. Ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-30274) that was declared effective by the SEC on June 22, 2000.

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

From the time of our initial public offering through the year ended December 31, 2002, our operations used cash. Beginning with the first quarter of 2003, our operations became profitable and began generating positive net cash flow. For the year ended December 31, 2003, our operations provided $4.2 million in operating cash.

As of December 31, 2003, we had used all the aggregate net proceeds of $28.2 million from our initial public offering of ordinary shares for the following purposes:

     o approximately $11.2 million to expand our international operations including infrastructure and sales and marketing expenses;
     o approximately $8.8 million to expand our domestic operations by hiring additional employees, leasing additional office space and expanding our infrastructure; and
     o    approximately $8.2 million for domestic sales and marketing.

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




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 15


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and the selected consolidated balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited financial statements (as restated with respect to the years ended December 31, 1999, 2000 and 2001). The consolidated statements of operations data for the years ended December 31, 2000 and December 31, 1999 and selected consolidated balance sheet data as of
December 31, 2001, December 31, 2000 and 1999 are derived from audited consolidated financial statements that are not included herein (as restated with respect to the years ended December 31, 1999, 2000 and 2001). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                           YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                   2003              2002             2001            2000            1999
                                                   ----              ----             ----            ----            ----

                                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Software license                                 $   10,622        $    7,113       $   11,734     $     7,412      $   5,062
  Services                                             11,788             8,640            6,441           5,178          4,912
                                              ----------------------------------------------------------------------------------
    Total Revenues                                     22,410            15,753           18,175          12,590          9,974
                                              ----------------------------------------------------------------------------------
Cost of Revenues:
  Software License                                        955               949              798             454            219
  Services                                              6,631             5,804            5,498           5,301          4,469
                                              ----------------------------------------------------------------------------------
    Total cost of revenues                              7,586             6,753            6,296           5,755          4,688
                                              ----------------------------------------------------------------------------------
Gross Profit                                           14,824             9,000           11,879           6,835          5,286
                                              ----------------------------------------------------------------------------------
Operating Expenses:
  Research and Development expenses, net                1,911             2,806            3,246           4,300          2,910
  Selling and Marketing expenses                        7,836            10,473           12,499          13,654          7,945
  General and Administrative Expenses                   3,494             3,106            4,048           3,717          1,759
  Restructuring and assets impairment                       -             2,665              294               -              -
  Amortization of deferred Stock-based
      Compensation                                        101               300              437           1,237            738
                                              ----------------------------------------------------------------------------------
Total Operating Expenses                               13,342            19,350           20,524          22,908         13,352
                                              ----------------------------------------------------------------------------------
Operating Profit (loss)                                 1,482          (10,350)          (8,645)        (16,073)        (8,066)
Interest and other income(expense), net
                                                          259               252              649             679          (254)
                                              ----------------------------------------------------------------------------------
Net Income (Loss)                                  $    1,741        $ (10,098)       $  (7,996)     $  (15,394)      $ (8,320)

Dividend related to convertible preferred
      shares                                                -                 -                -               -        (4,989)
                                              ----------------------------------------------------------------------------------
Net loss attributable to ordinary
shareholders                                       $    1,741        $ (10,098)       $  (7,996)     $  (15,394)      $(13,309)
                                              ==================================================================================

Basic net Income (loss) per ordinary share         $     0.07        $   (0.40)       $   (0.32)     $    (0.68)      $  (2.24)
Diluted net Income (loss) per ordinary share       $     0.06        $   (0.40)       $   (0.32)     $    (0.68)      $  (2.24)
Shares used in computing basic net Income
(loss) per share                                   25,847,758        25,553,891       25,322,771      22,501,563      5,948,816
                                              ==================================================================================
Shares used in computing diluted net Income
(loss) per share                                   26,874,351        25,553,891       25,322,771      22,501,563      5,948,816
                                              ==================================================================================


--------------------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                                    PAGE 16


CONSOLIDATED BALANCE SHEET DATA:

                                                               DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                      2003         2002           2001             2000             1999
                                      ----         ----           ----             ----             ----

                                                              (IN THOUSANDS)

Cash and cash equivalents             $7,695       $3,400         $8,125           $4,438           $7,838
Short-term Investments                 3,394        2,949          1,846           16,878                -
Working capital                        8,821        5,849         14,191           21,398            7,666
Total assets                          17,455       13,957         20,700           28,645           13,843
Long-term liabilities, net of
      current portion                  1,490        1,476          1,400            1,446            1,112
Shareholders' equity                   9,613        6,684         16,428           23,773            8,480


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are specialists in the area of service optimization solutions and derive revenues from the licensing of our software products and the provision of consulting and support services.

Software license revenues are comprised of perpetual software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. We recognize revenues in accordance with the AICPA Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended. (See note 2 of the notes to our consolidated financial statements attached hereto).

Service revenues are comprised of revenues from consulting, training, and post-contract customer support.
Consulting services are billed at an agreed-upon rate plus incurred expenses. Clients licensing our products generally purchase consulting agreements from us. Post-contract customer support arrangements provide technical support and the right to software updates. Post-contract customer support revenues are charged as a percentage of license fees depending upon the level of support coverage requested by the customer. Our support contracts typically renew automatically for successive twelve-month periods unless the customer informs us of its desire not to renew annual support.

During the course of 2003, we achieved four profitable quarters by increasing our annual revenues 42% from 2002 while reducing our annual expenses by 20% from the previous year. The key elements of this performance were our ability to increase our presence in the marketplace, particularly in the utilities and telecommunications industries, through direct sales and channel partners and the restructuring plan that we implemented in the fourth quarter of 2002. Another key factor contributing to our success in 2003 was our ability to attract and implement large-scale optimization solutions.

As in 2003, we believe that our performance in 2004 will primarily depend on our ability to continue attracting and implementing service optimization solutions. We believe that we can manage the level of our expenses so as to maintain annual profitability if we achieve our revenue targets. This projection is subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE
RESULTS."

We restated our financial statements for 1999, 2000, 2001 and for the first six months of 2002 and filed an amendment to our Annual Reports on Form 10-K for the three years ended 1999, 2000 and 2001 on January 24, 2003.
The financial results provided in this annual report reflect this restatement. See note 3 of the notes to our consolidated financial statements that are included on the Form 10-K/A for the year December 31, 2001 that we filed the U.S. Securities and Exchange Commission on January 24, 2003.

The functional currency of our operations is the U.S. dollar, which is the primary currency in the geographic regions in which we conduct our business. A significant portion of our research and development expenses and other expenses are incurred

--------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                  PAGE 17


in New Israeli Shekels, or NIS, and a portion of our revenues and expenses are incurred in British pounds,
European Community euros and Australian dollars. The results of our operations are subject to fluctuations in these exchange rates, which are influenced by various global economic factors.


RESULTS OF OPERATIONS

Our operating results for each of the five years ended December 31, 2003, 2002, 2001, 2000 and 1999 expressed as a percentage of revenues are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                         2003      2002       2001       2000        1999

Revenues:
  Software license                                        47%       45%        65%        59%         51%
  Services                                                 53        55         35         41          49
                                                     -----------------------------------------------------
    Total Revenues                                        100       100        100        100         100
                                                     -----------------------------------------------------
Cost of Revenues:
  Software License                                          4         6          4          4           2
  Services                                                 30        37         31         42          45
                                                     -----------------------------------------------------
    Total cost of revenues                                 34        43         35         46          47
                                                     -----------------------------------------------------
Gross Profit                                               66        57         65         54          53
                                                     -----------------------------------------------------
Operating Expenses:
  Research and Development
        expenses, net                                       8        18         18         34          29
  Selling and Marketing expenses                           35        66         69        108          80
  General and Administrative
        Expenses                                           16        20         22         30          18
  Restructuring and assets impairment                       -        17          2          -           -
  Amortization of deferred Stock-based
        Compensation                                        0         2          2         10           7
                                                     -----------------------------------------------------
Total Operating Expenses                                   59       123        113        182         134
                                                     -----------------------------------------------------
Operating Profit (loss)                                     7      (66)       (48)      (128)        (81)
Interest and other income, net                              1         2          4          5         (2)
                                                     -----------------------------------------------------
Net Income (loss)                                           8      (64)       (44)      (123)        (83)
Dividend related to convertible
  Preferred shares                                          -         -          -          -        (50)
                                                     -----------------------------------------------------
Net Income (loss) attributable to ordinary
  shareholders                                             8%     (64)%      (44)%     (123)%      (133)%
                                                     =====================================================


REVENUES


                                                        REVENUE BREAKDOWN
                                                        -----------------

                          ---------------- -------------- --------------- -------------- ---------------
                               2003          % CHANGE          2002         % CHANGE          2001
                               ----          ---------         ----         --------          ----

                                                         (IN THOUSANDS)

Revenues:
  Software license
                                  $10,622          49%            $7,113        (39)%           $11,734
  Percentage of total
    revenues                          47%                            45%                            65%
  Services                         11,788          36%             8,640         34%              6,441
  Percentage of total
    revenues                          53%                            55%                            35%
                          ----------------                ---------------                ---------------
    Total Revenues
                                 $ 22,410          42%          $ 15,753        (13)%           $18,175
                          ----------------                ---------------                ---------------


----------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                              PAGE 18


Revenues increased $6.6 million or 42% to $22.4 million in 2003, from $15.8 million in 2002. In
2002 revenues decreased $2.4 million or 13% to $15.8 million from $18.2 million in 2001. The increase in revenues from 2002 to 2003 was the result of our ability to attract and implement large-scale projects in 2003 through direct sales and our channel partners. In particular, we expanded our presence in the utilities and telecommunications industries. The decrease in revenues from 2001 to 2002 was the result of the general economic downturn and increased scrutiny of capital budgets.

In 2004, we project continued growth in our business based on our recurring revenue stream, current sales prospects, pilot projects that may develop into full-scale contracts and expectations of expanding channel relationships. This projection is subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS.


                                               REVENUES BY TERRITORY
                                               ---------------------

                  --------------------------------------------------------------------------------
                      2003           %            2002           %           2001         %
                      ----           --           ----           --          ----         -
                                  REVENUES                    REVENUES                 REVENUES
                                                  (IN THOUSANDS)
Revenues:
North America           $10,239          46%         $7,600          48%      $8,493          47%
Europe                    9,155          41%          4,734          30%       6,318          35%
Israel                       71           0%            297           2%         455           2%
Asia Pacific
and Africa                2,945          13%          3,122          20%       2,909          16%
                  --------------              --------------              -----------
    Total
Revenues                $22,410         100%        $15,753         100%     $18,175         100%
                  --------------              --------------              -----------


In 2003, 46% of our revenues were generated in North America (with 36% in the U.S.), 41% in Europe
(with 19% in the U.K., 11% in Germany and 8% in the Netherlands), 0% in Israel and 13% in Asia
Pacific and Africa. In 2002, 48% of our revenues were generated in North America (with 37% in the
U.S.), 30% in Europe (with 12% in the U.K., 8% in the Netherlands and 7% in Germany), 2% in Israel
and 20% in Asia Pacific and Africa. In 2001, 47% of our revenues were generated in North America
(with 43% in the U.S.), 35% in Europe (with 18% in the U.K., 5% in the Netherlands and 5% in
Austria), 2% in Israel and 16% in Asia Pacific and Africa. The increase in the percentage of revenues from the Europe region in 2003 is the result of a few large projects that we sold directly and through our channel partners. We do not anticipate material variances from our historical geographic breakdown in 2004 and will continue our sales efforts in each territory.

SOFTWARE LICENSES As reflected in the table entitled "Revenue Breakdown", above, software license revenues were $10.6 million or 47% of revenues in 2003, $7.1 million or 45% of revenues in 2002, and $11.7 million or 65% of revenues in 2001. The increase in software license revenues from 2002 to 2003 by $3.5 million or 49% was primarily the result our ability to attract and implement large-scale projects in 2003 through direct sales and our channel partners. The decrease in software license revenues from 2001 to 2002 by $4.6 million or 39% was primarily the result of the general economic downturn.

SERVICES Service revenues were 11.8 million or 53% of revenues in 2003, $8.6 million or 55% of revenues in 2002, and $6.4 million or 35% of revenues in 2001. The increase in services revenues from 2002 to 2003 by $3.2 million or 36% was primarily due to an increased base of customers with implementations that went "live," which contributed to a substantial increase in post-contract support agreements, together with a smaller increase in revenues from consulting services. The increase in services revenues from 2001 to 2002 by $2.2 million or 34% was primarily due to the increase in post-contract support agreements, together with a smaller increase in revenues from consulting services.


--------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                      PAGE 19

COST OF REVENUES

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

Cost of revenues was $7.6 million or 34% of revenues in 2003, $6.8 million or 43% of revenues in 2002, and $6.3 million or 35% of revenues in 2001. The increase in the cost of revenues from 2002 to 2003 by $0.8 million or 12% on an absolute basis was primarily due to higher costs associated with professional services performed by the Company and an increase in royalties paid to the Chief Scientist. The increase in the cost of revenues from 2001 to 2002 by $0.5 million or 7% was primarily due to the increase in new third party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold during 2002. We expect our cost of revenues on an absolute basis to continue to increase in 2004 as a natural consequence of the projected growth of our revenues.

COST OF SOFTWARE LICENSES

Cost of software license revenues were $955,000 or 4% of revenues in 2003, $949,000 or 6% of revenues in 2002, and $798,000 or 4% of revenues in 2001. The increase in royalty payments to the Chief Scientist by $0.2 million from 2002 to 2003 was fully offset by a decrease in third party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management
(CRM) systems sold during 2003. The increase in the cost of software revenues from 2001 to 2002 by $151,000 or 19% was primarily due to the increase in new third party licenses and adaptors to other ERP and CRM systems sold during 2002, partially offset by decrease in royalties payments to the Chief Scientist.

COST OF SERVICES

Cost of service revenues were $6.6 million or 30% of revenues in 2003, $5.8 million or 37% of revenues in 2002, and $5.5 million or 31% of revenues in 2001. The increase in the cost of services from 2002 to 2003 by $0.8 million or 14% on an absolute basis was primarily due to the increased demand for our professional services and an increase in royalties paid to the Chief Scientist. The increase in the cost of services from 2001 to 2002 by $306,000 or 6% was primarily due to increased royalties payments to the Chief Scientist, as well as increased demand for our professional services. The relatively small increase in cost of services from 2001 to 2002 compared to the increase in service revenues in the same years is primarily attributable to optimization of our service and maintenance organization.

GROSS PROFIT

Gross profit was $14.8 million, or 66% of revenues, in 2003, $9 million, or 57% of revenues, in 2002 and $11.9 million, or 65% of revenues, in 2001.

The increase in gross profit from 2002 to 2003 by $5.8 million, or 65%, was due to higher revenues and margins. The increase in gross margins from 2002 to 2003 was due to a change in the revenue mix in favor of higher-margin license revenues and due to more profitable generation of service revenues. The decrease in gross profit from 2001 to 2002 by $2.9 million, or 24%, was due to lower license revenues and margins. The decrease in gross margins from 2001 to 2002 was due to a change in the revenue mix in favor of lower-margin services revenues.

If we meet our software license revenue target in 2004, we believe that we will be able to maintain our current higher-margin revenue mix resulting from a relatively large proportion of license revenues.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 20


OPERATING EXPENSES

Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and share based compensation.


                                                                   OPERATING EXPENSES
                                                                   ------------------

                                            ------------------------------------------------------------------
                                               2003        % CHANGE        2002        % CHANGE       2001
                                               ----        ---------       ----        --------       ----

                                                                     (IN THOUSANDS)
Operating Expenses:
  Research and Development                      $ 1,911          (32)%      $ 2,806         (14)%     $ 3,246
        Expenses, net
  Selling and Marketing Expenses                  7,836          (25)%       10,473         (16)%      12,499
  General and Administrative                      3,494            12%        3,106         (23)%       4,048
        Expenses
  Restructuring and assets impairment                 -            N.A        2,665          806%         294
  Amortization of deferred
        Stock-based Compensation                    101          (66)%          300         (31)%         437
                                            ------------                ------------               -----------
Total Operating Expenses                        $13,342          (31)%      $19,350          (6)%     $20,524
                                            ------------                ------------               -----------
Average No. of Employees                            118                         150                       157
                                            ------------                ------------               -----------


Total operating expenses were $13.3 million or 59% of revenues in 2003, $19.4 million or 123% of revenues in
2002, and $20.5 million or 113% of revenues in 2001. The decrease in operating expenses from 2002 to 2003 by
$6.0 million or 31% (excluding restructuring and impairment costs of $2.7 million, the decrease was $3.3 million or 20%) was primarily due to cost-cutting measures implemented during 2002. The decrease in operating expenses from 2001 to 2002 by $1.2 million or 6% (excluding restructuring and impairment costs of $2.7 million, the decrease was $3.5 millions or 17%) was primarily due to cost cutting measures implemented during 2002 partially offset by restructuring and impairment expenses. For example, our total number of employees decreased from 157 at the end of 2001 to 115 at the end of 2002.

We anticipate an increase in our operating expenses in 2004, particularly our selling and marketing expenses, as we expand our sales efforts.

RESEARCH AND DEVELOPMENT EXPENSES, NET

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

Research and development expenses, net of related grants, were $1.9 million or 8% of revenues in 2003, $2.8 million or 18% of revenues in 2002, and $3.2 million or 18% of revenues in 2001. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel,
totaled $2.4 million for the year ended December 31, 2003, $3.8 million for the year ended December 31, 2002, and $4.4 million for the year ended December 31. We received or accrued grants from the Chief Scientist in the amount of $0.5 million in 2003, $1.0 million in 2002 and $1.2 million in 2001. The decrease in research and development expenses from 2002 to 2003 by $0.9 million, or 32%, was primarily due to the impact of cost cutting measures implemented during 2002 which reduced expenses by $1.4 million. This expense reduction was partially offset by a decrease of $0.5 million in grants received from the Office of the Chief

----------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                    PAGE 21

Scientist. The decrease in research and development expenses from 2001 to 2002 by $440,000 or 14% was primarily due to the impact of cost cutting measures implemented during 2002.

We anticipate an increase in our research and development expenses in 2004 as we expand our overall activities.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

Selling and marketing expenses were $7.8 million or 35% of revenues in 2003, $10.5 million or 66% of revenues in 2002, and $12.5 million or 69% of revenues in 2001. The decrease in the selling and marketing expenses from 2002 to 2003 by $2.6 million or 25% was primarily due to cost cutting measures implemented during 2002. The decrease in the selling and marketing expenses from 2001 to 2002 by $2.0 million or 16% was primarily due to cost cutting measures implemented during 2002.

We expect selling and marketing expenses to increase in 2004 as we expand our sales efforts, particularly in the market for large-scale service optimization solutions.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, legal, accounting, human resources, facilities, provision for doubtful accounts and costs related to our status as a public company.

General and administrative expenses were $3.5 million or 16% of revenues in 2003, $3.1 million or 20% of revenues in 2002, and $4.0 million or 22% of revenues in 2001. General and administrative expenses included $220,000 in bad debt charges in 2003, $130,000 in bad debt charges in 2002 and $1.2 million in 2001. General and administrative expenses without bad debts were $3.3 million in 2003, $3.0 million in 2002 and $2.8 million in 2001. The increase of $0.3 million in general and administrative expenses from 2002 to 2003, excluding bad debt charges, was primarily due to an increase in payroll expenses of $0.7 million offset by a decrease of $0.4 million in legal and consultancy costs. The increase in general and administrative expenses from 2001 to 2002 by $0.2 million, excluding bad debt charges, was primarily due to legal and accounting fees incurred in connection with our audit committee's review of our financial statements and the resulting restatement of our financial statements for 1999, 2000, 2001 and the first six months of 2002. (See note 3 of the notes to our consolidated financial statements attached hereto.)

AMORTIZATION OF STOCK-BASED COMPENSATION

Amortization of stock-based compensation represents the aggregate difference, at the date of grant, between the respective exercise prices of stock options and the deemed fair market value of the underlying stock. Deferred Stock-based compensation is amortized over the vesting period of the underlying options, generally four years.

Stock-based compensation expenses for the year ended December 31, 2003 amounted to $101,000 of previously recorded deferred stock-compensation. Stock-based compensation expenses for the year ended December 31, 2002 amounted to $300,000 of previously recorded deferred stock-compensation. Stock-based compensation expenses for the year ended December 31, 2001 amounted to $400,000 of previously recorded deferred stock-compensation. The decrease in share-based compensation expenses over the years is attributed to the fact that the amortization of the share-based compensation progressively decreases over the four-year amortization period. As of December 31, 2003, there remained no deferred compensation.

RESTRUCTURING AND ASSETS IMPAIRMENT

Restructuring and assets impairment costs consist of write-down of equipment and leasehold improvements related to office space reduction, termination of lease

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 22
contract and employees severance and benefits costs in connection with the termination of employment of employees. (See also note 4 of the notes to our consolidated financial statements attached hereto.)

There were no restructuring costs in 2003. Restructuring costs were $2.7 million or 17% of revenues in 2002 and $300,000 or 2% of revenues in 2001. The restructuring expenses in 2002 consisted mainly of write-down of equipment and leasehold improvements related to office space reduction and termination of lease contracts in connection mainly to the closing of our California office and employee severance and benefits costs incurred by us in connection with the restructuring. The restructuring expenses in 2001 were costs associated with employee severance and benefits.

INTEREST AND OTHER INCOME, NET

Interest and other income includes interest income earned on our cash, cash equivalents and short and long-term investments, offset by interest expense, and also include the effects of foreign currency fluctuations.

Interest income net of interest expenses, was $259,000 or 1% of revenues in 2003; $252,000 or 2% of revenues in 2002; and $649,000 or 4% of revenues in 2001. The decrease in interest income from 2001 to 2002 is attributable to the fact that the Company's cash and short-term investments decreased over the years. The decrease was partially mitigated in 2002 by the positive effect of currency fluctuations.

INCOME TAXES

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian tax rate on our Australian income and the Israeli tax rate discussed below.

Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

As of December 31, 2003, the Company has approximately $18.5 million of Israeli net operating loss carryforwards, approximately $27.5 million of U.S. federal net operating loss carryforwards and approximately $8.3 million of the European subsidiaries net operating loss carryforwards available to offset future taxable income. The Israeli and the European net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire gradually over the years 2008 through 2022.

NET INCOME (LOSS)

Net income was $1.7 million or 8% of revenues in 2003, net loss was ($10.1) million or (64%) of revenues in 2002, and net loss was ($8.0) million or (44%) of revenues in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and investments increased by $5.0 million or 76% to $11.7 million as of December 31, 2003 from $6.6 million as of December 31, 2002. Our cash and investments decreased by $3.3 million or 66% to $6.6 million as of December 31, 2002 from $10.0 million as of December 31, 2001. Our primary sources of cash and investments during 2003 were cash flows generated from operations of $4.2 million and $1.1 million from exercises of employee stock options and employee share

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 23


purchase plans ("ESPP") purchases. Our primary sources of cash and investments during 2002 and the previous two years were IPO proceeds from 2000.

As of December 31, 2003 we had cash and cash equivalents of approximately $7.7 million, short-term investments of approximately $3.3 million and long-term investments of approximately $0.6 million. As of
December 31, 2003, approximately $1.4 million in short-term and long-term investments had been deposited with banks to secure letters of credit totaling approximately $1.2 million, which are described below. Our cash, short-term investments and long-term investments are invested or deposited in low-risk and predominantly U.S-denominated investments and bank deposits.


                                                          CASH AND INVESTMENTS
                                                          --------------------

                                 -------------- -------------- ------------- ------------- --------------
                                     2003         % CHANGE         2002        % CHANGE        2001
                                     ----         ---------        ----        --------        ----

                                                             (IN THOUSANDS)
      Cash and cash
        equivalents                    $ 7,695                      $ 3,400                      $ 8,125
      Short-term investments             3,394                        2,949                        1,845
      Long-term investments                580                          280                            -
                                 --------------                -------------               --------------
      Total Cash and
        investments                    $11,669          76%         $ 6,629         (66%)        $ 9,970
                                 --------------                -------------               --------------


For the year ended December 31, 2003, net cash provided by operations was $4.2 million, comprised of our net income of $1.7 million, a decrease in trade receivables of $0.7 million, a decrease in other receivables of $0.5 million, a decrease in accounts payable of $1.3 million, and an increase in deferred revenue of $1.9 million, which was partially offset by non-cash charges of $0.7 million.

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

Net cash used in investment activities was $0.9 million in 2003, of which $0.7 million was primarily invested in bank deposits and $0.2 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities was $3.5 million in 2002, of which $3.2 million was primarily invested in bank deposits and
$300,000 invested in leasehold improvements and purchases of equipment and systems, including computer equipment, fixtures and furniture. Net cash used in investing activities was $400,000 in 2001, which was primarily invested in leasehold improvements and purchases of equipment and systems, including computer equipment, fixtures and furniture.

fNet cash provided by financing activities was $1.1 million in 2003, as a result of the employee options exercises and employee share purchase plans ("ESPP") purchases. There were no material financing activities in 2002 and 2001.

As of December 31, 2003, we had outstanding trade receivables of approximately $3.4 million, which represented approximately 15% of 2003 total revenues. As of December 31, 2002 we had outstanding trade receivables of approximately $4.0 million, which represented approximately 26% of 2002 total revenues. As of December 31, 2001 we had outstanding trade receivables of approximately $5.6 million, which represented approximately 31% of 2001 total revenues. Our trade

------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                PAGE 24

receivables typically have 30 to 60 day terms; although we also negotiate longer payment plans with some of our clients. Days sales outstanding ("DSO"), calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date, decreased to 48 days as of December 31, 2003 from 79 days as of December 31, 2002. DSO decreased to 79 days as of December 31, 2002 from 85 days as of December 31, 2001. The decrease in DSO is due in part to improvements in our processes of collection and improved negotiated payment terms with customers.

We have various commitments primarily related to guarantees, letters of credit and capital lease obligations. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2003:

----------------------------- ----------------- -----------------------------
                                                     AMOUNT OF COMMITMENT
COMMERCIAL                    TOTAL AMOUNTS              EXPIRATION
COMMITMENTS                   COMMITTED           PER PERIOD (IN THOUSANDS)
                              (IN               -----------------------------
                              THOUSANDS)                    2004
----------------------------- ----------------- -----------------------------
Guarantees/Letters of Credit       $1,236                  $1,236
----------------------------- ----------------- -----------------------------

Expected future rental payments including expected new contracts for 2004 are approximately $550,000.

------------------- --------------------------------------------------------

CONTRACTUAL                  PAYMENTS DUE BY PERIOD (IN THOUSANDS)
-----------                  -------------------------------------
OBLIGATIONS         --------------------------------------------------------
-----------             Total          2004           2005         2006
                        -----          ----           ----         ----
------------------- -------------- -------------- ------------- ------------
Lease Obligations       $590           $424           $120          $46
-----------------       ----           ----           ----          ---
------------------- -------------- -------------- ------------- ------------

We have entered into standby letter of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts. As of December 31, 2003, contingent liabilities on outstanding letter of credit agreements aggregated approximately $1.2 million. All of these obligations are scheduled to expire during 2004. We expected to renew some of these letters of credit in 2004. The letters of credit are secured by $1.4 million in deposits to cover potential payments under the guarantees.

As permitted under Israeli law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. We have director and officer insurance coverage that may limit our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $6.8 million related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of December 31, 2003, we had paid or accrued royalties related to the results

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 25
of research and development in the amount of $3.1 million. The estimated current net commitment is approximately $3.7 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants, if sufficient sales are not generated.

Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and investments in computers and office equipment. We intend to continue investing significant resources in our selling and marketing, research and development operations in the future and investments in computers and office equipment. We attained profitability in the three months ending March 31, 2003 and maintained profitability in the next three quarters. Our ability to maintain profitability will depend on our ability to increase our revenues while continuing to control our expenses. However, we cannot assure you that we will be able to maintain profitability, particularly given the current economic conditions and a potential reduction in information technology spending by our current and prospective customers. If we are not successful in doing so, we will be required to seek new, external sources of financing, which may not be available to us on favorable terms or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to out shareholders.

We believe that we will have sufficient cash to fund our operations for at least the next twelve months although there is no assurance that we will be able to do so.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we are required to make estimates, judgments and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and contingent assets and liabilities at the date of the financial statements.

On an ongoing basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, and bad debt provisions. We base our estimates, judgments and assumptions on historical experience and forecasts, and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Revenue results are difficult to predict, and any shortfall in revenues or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. In addition, the timing of our revenue recognition influences the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments affect the application of our revenue policy.

Our revenues are principally derived from the licensing of our software and the provision of related services. We recognize revenues in accordance with SOP 97-2. Revenues from software license fees are recognized when persuasive evidence of an arrangement exists, either by written agreement or a purchase order signed by the customer, the software product has been delivered, the license fees are fixed and determinable, and collection of the license fees is considered probable. License fees from software arrangements which involve multiple elements, such as post-contract customer support, consulting and training, are allocated to each element of the arrangement based on the relative fair values of the elements. We determine the fair value of each element in multiple-element arrangements based on vendor specific objective evidence, or VSOE. We determine the VSOE for each element according to the price charged when the element is sold separately. In judging the

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 26
probability of collection of software license fees we continuously monitor collection and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. In connection with customers with whom we have no previous experience, we may utilize independent resources to evaluate the creditworthiness of those customers. For some customers, typically those with whom we have long-term relationships, we may grant extended payment terms. We perform on-going credit evaluations of our customers. If the financial situation of any of our customers were to deteriorate, resulting in an impairment of their ability to pay the indebtedness they incur with us, additional allowances may be required.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts using estimates that we make based on factors we believe appropriate such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different assumptions, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase our bad debt expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 27

FIN 46-R did not have a material impact on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

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

                          RISKS RELATED TO OUR BUSINESS

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO OBTAIN FURTHER FINANCING IF REQUIRED.
Our ability to maintain or increase profitability using our currently available balance of cash, cash equivalents and short term loans will depend on our ability to maintain or increase our revenues while continuing to control our expenses. We cannot assure you that we will be successful in doing so. If we are not successful in doing so, particularly given the uncertainties regarding future information technology spending by our current and prospective customers, we will need to raise additional capital to finance our operations. There can be no assurances that we will be able to sell additional equity or debt securities. If we are able to issue equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of our ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities would result in additional dilution to the stock holdings of our shareholders. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist and there can be no assurance that we will be able to obtain this consent in the future.

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

WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY.
We expect to continue to incur significant sales and marketing and research and development expenses. Some of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues. As a result, we will need to

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 28
generate significant revenues to maintain profitability, which we may not be able to do.

WE FACE RISKS RELATING TO OUR FINANCIAL STATEMENTS RESTATEMENT.
Following a reaudit of our financial statements conducted in the third and fourth quarters of 2002 and the first quarter of 2003, we restated our financial statements for 1999, 2000, 2001 and the first six months of 2002. On January 24, 2003, we filed an amendment to our annual report on Form 10-K for the fiscal year ended December 31, 2001.

The restatement of our prior financial statements may lead to litigation claims against us. The defense of claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses.

In this regard, on August 25, 2003, a complaint was filed in the United States District Court for the District of Massachusetts against us, one of our officers and one of our former officers. None of the defendants have been served, and the case is in the preliminary stages. The complaint is substantially similar to a complaint previously filed in the same court against these parties and dismissed by the court for failure to perfect service on the defendants in a timely manner. The complaint is purportedly brought on behalf of investors who purchased our securities between June 22, 2000 and October 21, 2002 and seeks unspecified damages. The complaint contains various allegations, including violations of the Securities Exchange Act of 1934 and common law claims with respect to our financial results for 2000, 2001 and the first six months of 2002. It is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this or any other case could have a material adverse effect on our business, financial condition, results of operations, cash flow and the trading price of our ordinary shares.

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 29

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

     o    conditions affecting the software industries;

     o trends related to the fluctuations of stock prices of companies such as ours;

     o    our historical and anticipated quarterly and annual operating results;

     o variations between our actual results and the expectations of investors or published reports or analyses regarding our business;

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

THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND OUR RESULTS OF OPERATIONS.
Predictions regarding general economic conditions remain uncertain. Unless the economic outlook improves significantly, the rate of growth of information technology spending may stagnate. Consequently, the demand for our products may not grow or may decrease, which would adversely affect our results of operations. In addition, it is difficult to predict economic conditions, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner and this may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 30

FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSELY AFFECT OUR PROFITABILITY.
Historically, all of our operating revenue has come from sales of, and services related to, our Service Optimization Suite, which enables efficient provisioning of services in enterprise environments. Our Service Optimization Suite includes ClickSchedule, ClickFix, ClickAnalyze, ClickPlan, ClickMobile and ClickForecast. We continually improve and enhance our Service Optimization Site to meet market requirements. Our growth depends on the development of market acceptance of these products We have no guarantee that the sales of our products will continue to develop as we anticipate, or at all. Lack of long-term demand for our products would have a material adverse effect on our business and operating results.

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 31

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

OUR MARKET IS HIGHLY COMPETITIVE AND ANY REDUCTION IN DEMAND FOR, OR PRICES OF, OUR PRODUCTS COULD NEGATIVELY IMPACT OUR REVENUES, REDUCE OUR GROSS MARGINS AND CAUSE OUR SHARE PRICE TO DECLINE.
The market for our products is competitive and rapidly changing. Competition may increase in the future as current competitors expand their product offerings and new companies attempt to enter the market. Because the market for service and delivery optimization software is evolving, it is difficult to determine what portion of the market each competitor currently controls. However, competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. Some of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than us. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world.

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

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES.
Our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. For example, we offer Windows 2000 versions of our products due to the market acceptance of Windows 2000 over the last several years. While we interface smoothly with UNIX systems, we currently do not provide UNIX versions of our software. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 32
purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and continue to make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future that could impair our revenue and operating results.

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

We expect that software products may be increasingly subject to third-party infringement or ownership claims as the number of competitors in our industry segment

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 33
grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement or conflicting ownership rights against us with respect to our products and technology. Any claims, with or without merit, could:

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

OUR BUSINESS MAY BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.
Significant portions of our operations occur outside the United States. Our facilities are located in North America, Israel, the European continent, the United Kingdom and Australia, and our executive officers and other key employees are dispersed throughout the world. This geographic dispersion requires significant management resources that may place us at a disadvantage compared to our locally based competitors. In addition, our international operations are generally subject to a number of risks, including:

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 34

WE ARE INCORPORATED IN ISRAEL AND HAVE IMPORTANT FACILITIES AND RESOURCES LOCATED IN ISRAEL, WHICH COULD BE NEGATIVELY AFFECTED DUE TO MILITARY OR POLITICAL TENSIONS.
We are incorporated under the laws of the State of Israel and our research and development facilities as well as significant executive offices are located in Israel. Although substantial portions of our sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since September 2000, a continuous armed conflict with hostile elements in the Palestinian Authority has been taking place.

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

CERTAIN OF OUR OFFICERS AND EMPLOYEES ARE REQUIRED TO SERVE IN THE ISRAEL DEFENSE FORCES AND THIS COULD FORCE THEM TO BE ABSENT FROM OUR BUSINESS FOR EXTENDED PERIODS.
David Schapiro, our Executive Vice President, Markets and Products, Hannan Carmeli, our Executive Vice President, Product Services and Operations, and Shmuel Arvatz, our Executive Vice President and Chief Financial Officer, as well as other male employees located in Israel, are currently obligated to perform up to 39-45 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK.
Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro are increasing. In 2003, 16% of our costs were incurred in GBP and 8% in the Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 2003, 31% of our costs were incurred in NIS. In 2003 we incurred 5% of our costs in the Australian Dollar. In addition to above, we have balance sheet exposure related to foreign net assets. We cannot assure you that we will be able to adequately protect ourselves against such risks.

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

THE GOVERNMENT PROGRAMS IN WHICH WE CURRENTLY PARTICIPATE AND TAX BENEFITS WHICH WE CURRENTLY RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS AND MAY BE DELAYED, TERMINATED OR REDUCED IN THE FUTURE. THIS WOULD INCREASE OUR COSTS AND TAXES.
We receive grants from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the Chief Scientist, for the financing of a significant portion of our research and development expenditures in Israel, and we may apply for additional grants in the future. We cannot assure that we will continue to receive grants at the same rate or at all. The Chief Scientist budget has been subject to reductions that may affect the

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 35
availability of funds for Chief Scientist grants in the future. The percentage of our research and development expenditures financed using grants from the Chief Scientist may decline in the future, and the terms of such grants may become less favorable. In connection with research and development grants received from the Chief Scientist, we must make royalty payments to the Chief Scientist on the revenues derived from the sale of products, technologies and services developed with the grants from the Chief Scientist. From time to time, the Government of Israel changes the rate of royalties we must pay, so we are unable to accurately predict this rate. In addition, our ability to manufacture products or transfer technology outside Israel without the approval of the Chief Scientist is restricted under law. Any manufacture of products or transfer of technology outside Israel will also require us to pay increased royalties to the Chief Scientist up to 300%. We currently conduct all of our manufacturing activities in Israel and intend to continue doing so in the foreseeable future and therefore do not believe there will be any increase in the amount of royalties we pay to the Chief Scientist. Currently the office of the Chief Scientist does not consider the licensing of our software in the ordinary course of business a transfer of technology and we do not intend to transfer any technology outside of Israel. Consequently, we do not anticipate having to pay increased royalties to the Chief Scientist for the foreseeable future. In connection with our grant applications, we have made representations and covenants to the Chief Scientist regarding our research and development activities in Israel. The funding from the Chief Scientist is subject to the accuracy of these representations and covenants. If we fail to comply with any of these conditions, we could be required to refund payments previously received together with interest and penalties and would likely be denied receipt of these grants thereafter.

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 36

A SIGNIFICANT PORTION OF OUR WORKFORCE IS SUBJECT TO ISRAELI LABOR LAWS, WHICH MAY LEAD TO CLAIMS FOR ADDITIONAL OVERTIME PAY.
Israeli law provides that employment arrangements with employees not in senior managerial positions, or whose working conditions and circumstances do not facilitate employer supervision of their hours of work, must provide for compensation which differentiates between compensation paid to employees for a 43 hour work week or for maximum daily work hours and compensation for overtime work. Israeli law also limits the maximum number of hours of overtime. Certain of our employment compensation arrangements are fixed and do not differentiate between compensation for regular hours and overtime work. Therefore, we may face potential claims from these employees asserting that the fixed salaries do not compensate for overtime work. While there is no certainty that such claims will prevail, even if they do, we do not believe that these claims would have a material adverse effect on us.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR ORDINARY SHARES AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS.
As of December 31, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 21% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF US, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.
Provisions of Israeli corporate and tax law and of our articles of association may have the effect of delaying, preventing or making more difficult any merger or acquisition of us, even if doing so would be beneficial to our shareholders. In addition, any merger or acquisition of us will require the prior consent of the Chief Scientist. Israeli law regulates mergers, votes required to approve a merger, acquisition of shares through tender offers and transactions involving significant shareholders. In addition, our articles of association provide for a staggered board of directors and for restrictions on business combinations with interested us. Accordingly, an acquisition of us could be delayed or prevented even if it would be beneficial to our shareholders.

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES.
As of December 31, 2003, we had 27,080,955 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of December 31, 2003, we had 3,071,216 ordinary shares issuable upon exercise of outstanding options, and 1,372,020 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed a Registration Statement on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

If we are characterized as a PFIC, our shareholders who are residents of the United States will be subject to adverse United States tax consequences. Our

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 37
treatment as a PFIC could result in a reduction in the after-tax return to shareholders resident in the United States and may cause a reduction in the value of such shares.

If we were to be treated as a PFIC, our shareholders will be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain "excess distributions" including any gain on the sale of ordinary shares. In order to avoid this tax consequence, they (1) may be permitted to make a "qualified electing fund" election (however we do not currently intend to take the action necessary for our shareholders to make a "qualified electing fund" election, in which case, in lieu of such treatment they would be required to include in their taxable income certain undistributed amounts of our income) or (2) may elect to mark-to-market the ordinary shares and recognize ordinary income (or possible ordinary loss) each year with respect to such investment and on the sale or other disposition of the ordinary shares. Prospective investors should consult with their own tax advisors with respect to the tax consequences applicable to them of investing in our ordinary shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK. We develop products in Israel and sell them primarily in North America, Europe, and the Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In 2003 64% of our revenues and 40% of our expenses are denominated in US$. Since our financial results are reported in functional currency of U.S. dollars, fluctuations in the rates of exchange between the dollar and non-dollar currencies may have a material effect on our results of operations. The exposure to currency exchange rate changes is diversified due to the number of different countries and currencies in which we conduct business. The main currencies are US$, NIS, GBP and Euro.

In addition to above, we have balance sheet exposure related to foreign net assets.

We enter from time to time into forward contracts related to foreign currency rates in order to protect against foreign currency accounts receivables and certain forecasted transactions. We do not participate in any speculative investments.

Interest Rate Risk As of December 31, 2003, we had cash, cash equivalents and short-term investments of $11.1 million, which consist of cash and highly liquid short-term investments. Of this, a total of $0.5 million is denominated in non-dollar currencies. A substantial decrease in market interest rates would have immaterial impact on our financial condition.

The following table provides information about our investment portfolio, cash, and investments as of December 31, 2003 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

    YEAR OF MATURITY                                                   2004
    (in thousands of dollars)
    A) CASH, CASH EQUIVALENTS AND INVESTMENTS PORTFOLIO:
    ----------------------------------------------------
    Cash and Cash equivalents                                        $7,695
      Average interest rate                                            0.8%

    Bank deposits                                                    $3,974
      Average interest rate                                            1.4%

    B) LONG-TERM DEBTS:
    -------------------------
    None.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 38

ITEM 8. FINANCIAL STATEMENTS

The following consolidated financial statements, and the related notes thereto, of ClickSoftware Technologies Ltd. and the Report of Independent Auditors are filed as a part of this Form 10-K.


    Report of Independent Public Accountants..................................40

    Consolidated Balance Sheets...............................................41

    Consolidated Statements of Operations.....................................42

    Consolidated Statements of Changes in Shareholders' Equity................43

    Consolidated Statements of Cash Flows.....................................44

    Notes to Consolidated Financial Statements................................45




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
ClickSoftware Technologies Ltd.


     We have audited the accompanying consolidated balance sheets of ClickSoftware Technologies Ltd. ("the Company") and its subsidiaries at December 31, 2003 and 2002 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/  Brightman Almagor & Co.

BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER FIRM OF DELOITTE TOUCHE TOHMATSU

Tel Aviv, Israel
FEBRUARY 9, 2004




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 40


                                            CLICKSOFTWARE TECHNOLOGIES LTD.
                                              CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share data)


                                                                                                 DECEMBER 31,
                                                                                             2003           2002
                                                                                             ----           ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (note 5)                                                          $ 7,695        $ 3,400
  Short-term investments (note 6 & Note 14b)                                                    3,394          2,949
    Trade receivables, net of allowance for doubtful accounts of $735 and $752 as of
    December 31, 2003 and 2002,respectively (note 7)                                            3,362          4,043
  Other receivables and prepaid expenses (note 8)                                                 722          1,254
                                                                                         ----------------------------
     Total current assets                                                                      15,173         11,646
  Long-term investments (note 9 & note 14b)                                                       580            280
  Severance pay deposits (note 13)                                                                779            781
  Property and equipment, net (note 10)                                                           923          1,250
                                                                                         ----------------------------
     Total assets                                                                             $17,455        $13,957
                                                                                         ============================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt (note 11)                                                                        $-            $17
  Accounts payable and accrued expenses (note 12)                                               4,077          5,369
  Deferred revenues                                                                             2,275            411
                                                                                         ----------------------------
     Total current liabilities                                                                  6,352          5,797
                                                                                         ----------------------------

LONG-TERM LIABILITIES
     Accrued severance pay (note 13)                                                            1,490          1,476
                                                                                         ----------------------------
     Total liabilities                                                                          7,842          7,273
                                                                                         ----------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY: (NOTE 15)
 Special preferred shares NIS 0.02 par value
    Authorized - 5,000,000 as of December 31, 2003 and 2002; no issued and outstanding shares as of December 31, 2003 and 2002;
Ordinary shares of NIS 0.02 par value:
    Authorized -- 100,000,000 as of December 31, 2003 and 2002;
    Issued - 27,119,955 shares as of December 31, 2003 and
    26,412,249 as of December 31,2002;
    Outstanding - 27,080,955 shares as of December 31,2003 and
    26,373,249 shares as of December 31, 2002.                                                    109            102
Additional paid-in capital                                                                     70,276         69,196
Deferred stock compensation                                                                         -          (101)
Accumulated deficit                                                                          (60,729)       (62,470)
                                                                                         ----------------------------
                                                                                                9,656          6,727
Treasury stock, at cost: 39,000 shares                                                           (43)           (43)
                                                                                         ----------------------------
     Total shareholders' equity                                                                 9,613          6,684
                                                                                         ----------------------------
     Total liabilities and shareholders' equity                                               $17,455        $13,957
                                                                                         ============================


The accompanying notes are an integral part of these consolidated financial statements.




---------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                         PAGE 41


                                            CLICKSOFTWARE TECHNOLOGIES LTD.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except share and per share amounts)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                          2003               2002               2001
                                                                          ----               ----               ----
Revenues (note 16):
  Software license                                                 $    10,622        $     7,113       $     11,734
  Services                                                              11,788              8,640              6,441
                                                                -----------------------------------------------------
     Total revenues                                                     22,410             15,753             18,175
                                                                -----------------------------------------------------

Cost of revenues:
  Software license                                                         955                949                798
  Services                                                               6,631              5,804              5,498
                                                                -----------------------------------------------------
     Total cost of revenues                                              7,586              6,753              6,296
                                                                -----------------------------------------------------

                                                                -----------------------------------------------------
     Gross profit                                                       14,824              9,000             11,879
                                                                -----------------------------------------------------

Operating expenses:
  Research and development expenses                                      2,434              3,759              4,422
        Less - participation by the Chief
        Scientist of the Government of Israel
        (note 14a)                                                         523                953              1,176
                                                                -----------------------------------------------------
  Research and development expenses, net                                 1,911              2,806              3,246
  Selling and marketing expenses                                         7,836             10,473             12,499
  General and administrative expenses                                    3,494              3,106              4,048
  Restructuring and assets impairment
        (note 4)                                                             -              2,665                294
  Amortization of deferred stock-based compensation (1)                    101                300                437
                                                                -----------------------------------------------------
     Total operating expenses                                           13,342             19,350             20,524
                                                                -----------------------------------------------------
     Operating Income (loss)                                             1,482           (10,350)            (8,645)
Interest and other income, net                                             259                252                649
                                                                -----------------------------------------------------
Net Income (loss)                                                  $     1,741        $  (10,098)       $    (7,996)
                                                                -----------------------------------------------------

                                                                -----------------------------------------------------
Basic net Income (loss) per share                                  $      0.07        $    (0.40)       $     (0.32)
                                                                -----------------------------------------------------
Diluted net Income (loss) per share                                $      0.06        $    (0.40)       $     (0.32)
                                                                -----------------------------------------------------
Shares used in computing basic Net Income (Loss) per share          25,847,758         25,553,891         25,322,771
                                                                -----------------------------------------------------
Shares used in computing diluted Net Income (Loss) per share        26,874,351         25,553,891         25,322,771
                                                                -----------------------------------------------------


(1)  Amortization of deferred stock-based compensation would be further classified as follows:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                          2003               2002               2001
                                                                          ----               ----               ----

Cost of revenues                                                            $7                $20                $18
Research and development expenses                                           15                 44                 56
Selling and marketing expenses                                               4                 12                 56
General and administrative expenses                                         75                224                307
                                                                -----------------------------------------------------
Total                                                              $       101        $       300       $        437
                                                                -----------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                         PAGE 42


                                                   CLICKSOFTWARE TECHNOLOGIES LTD.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (in thousands, except share data)


                                                                                                              LESS COST
                               NUMBER OF                   ADDITIONAL                                           OF
                                ORDINARY       SHARE        PAID-IN         DEFERRED          ACCUMULATED     TREASURY
                                 SHARES       CAPITAL       CAPITAL       COMPENSATION          DEFICIT         SHARES       TOTAL
                             -------------------------------------------------------------------------------------------------------
Balance as of
December 31, 2000                26,064,539      $ 100         $69,169         $(1,120)        $ (44,376)        $   -      $23,773
Employee options exercised           62,020          -             119                -                 -            -          119

Expired options                           -          -           (282)              282                 -            -            -
Employee Stock purchase
  plan                              158,905          1             137                -                 -            -          138
Amortization of deferred
  compensation                            -          -               -              437                 -            -          437

Net loss                                  -          -               -                -           (7,996)            -      (7,996)

Treasury Shares                    (39,000)          -               -                -                 -         (43)         (43)
                             -------------------------------------------------------------------------------------------------------
Balance as of
December 31, 2001                26,246,464      $ 101         $69,143         $  (401)        $ (52,372)        $(43)      $16,428
Employee options exercised            1,500          -               5                -                 -            -            5

Employee Stock purchase
  plan                              125,285          1              48                -                 -            -           49
Amortization of deferred
  compensation                            -          -               -              300                 -            -          300
Net loss                                  -          -               -                -          (10,098)            -     (10,098)
                             -------------------------------------------------------------------------------------------------------
Balance as of
December 31, 2002                26,373,249      $ 102         $69,196         $  (101)        $ (62,470)        $(43)      $ 6,684
                             -------------------------------------------------------------------------------------------------------
Employee options exercised          306,684          4           1,001                -                 -            -        1,005
Employee Stock purchase
  plan                              401,022          3              79                -                 -            -           82
Amortization of deferred
  compensation                            -          -               -              101                 -            -          101
Net Income                                -          -               -                -             1,741            -        1,741
                             -------------------------------------------------------------------------------------------------------
Balance as of
December 31, 2003                27,080,955      $ 109         $70,276         $      -        $ (60,729)        $(43)      $ 9,613
                             -------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                                        PAGE 43


                                           CLICKSOFTWARE TECHNOLOGIES LTD.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                        2003            2002            2001
                                                                        ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income (loss) to
net cash used in operating activities:

Net Income(loss)                                                     $      1,741     $  (10,098)      $   (7,996)
  Depreciation                                                                551             890              700
  Amortization of deferred compensation                                       101             300              437
  Unrealized (gain) loss from Investments                                    (21)              28              395
  Severance pay, net                                                           16            (32)             (90)
  Assets impairment                                                             -           1,195                -
  Other                                                                         -            (35)                -
  Trade receivables                                                           681           1,564          (3,565)
  Other receivables                                                           532             231             (19)
  Accounts payable and accrued expenses                                   (1,292)           2,705            (489)
  Deferred revenues                                                         1,864             343             (59)
  Decrease in marketable securities, net                                        -           1,818           14,637
                                                                   ------------------------------------------------

Net cash provided by (used in) operating activities                         4,173         (1,091)            3,951
                                                                   ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments                                                     (724)         (3,229)                -
Purchases of equipment                                                      (224)           (315)            (390)
                                                                   ------------------------------------------------
Net cash used in investing activities                                       (948)         (3,544)            (390)
                                                                   ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt (net)                                                        (17)           (123)              (6)
Repayments of long-term debt                                                    -            (21)             (82)
Net proceeds from issuance of Ordinary shares                                   -               -                -
Purchase of treasury shares                                                     -               -             (43)
Net proceeds from warrants exercised                                            -               -                -
Employee and ESPP options exercised                                         1,087              54              257
                                                                   ------------------------------------------------
Net cash (used in) provided by financing activities                         1,070            (90)              126
                                                                   ------------------------------------------------
Increase (decrease) in cash and cash equivalents                            4,295         (4,725)            3,687

Cash and cash equivalents at beginning of year                              3,400           8,125            4,438
                                                                   ------------------------------------------------
Cash and cash equivalents at end of year                             $       7,69     $     3,400      $     8,125
                                                                   ------------------------------------------------

Supplemental cash flow information:
Cash paid for interest                                                        $10             $10              $22
                                                                   ------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


-------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                       PAGE 44

                         CLICKSOFTWARE TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (AS OF DECEMBER 31, 2003 AND 2002 AND
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001)
                            (IN THOUSANDS OF DOLLARS)

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

On June 2000, the Company completed an initial public offering of its ordinary shares (the "IPO").

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 45

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 46


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


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                    2003             2002           2001
                                                                    ----             ----           ----
                                                                                                 AS RESTATED
                                                                                                 -----------
                                                                               (IN THOUSANDS
                                                                   EXCEPT SHARE DATA AND SHARE NUMBERS)
Net Income (loss) attributable to ordinary shareholders                $ 1,741       $(10,098)       $(7,996)
Basic and diluted:
Shares used in computing basic Net Income (Loss) per share          25,847,758      25,553,891     25,322,771
Shares used in computing diluted Net Income (Loss) per share
                                                                    26,874,351      25,553,891     25,322,771
                                                              ================================================

Basic net Income (Loss) per share                                      $  0.07       $  (0.40)       $ (0.32)
Diluted net Income (Loss) per share                                    $  0.06       $  (0.40)       $  0.32)
                                                              ================================================


Convertible preferred shares, warrants for convertible preferred shares, outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net income (loss) per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net Income (loss) per share were 2,044,623, 3,676,203 and 3,775,971 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

If stock-based compensation had been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net Income
(loss) and basic and diluted net Income (loss) per share would have been increased or decreased to the following pro-forma amounts:

----------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                    PAGE 47


                                                         2003                  2002                   2001
                                                         ----                  ----                   ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income (loss)
     As reported                                           $1,741               $(10,098)              $(7,996)
Add - stock based compensation determined
under APB 25                                                  101                     300                   437
Deduct - stock based compensation determined
under SFAS 123                                              (419)                   (534)                 (627)
Pro-forma                                                  $1,423               $(10,332)              $(8,186)
Basic net Income (loss) per
   Share
     As reported                                            $0.07                 $(0.40)               $(0.32)
     Pro-forma                                              $0.05                 $(0.40)               $(0.32)
Diluted net Income (loss) per
   Share
     As reported                                            $0.06                 $(0.40)               $(0.32)
     Pro-forma                                              $0.05                 $(0.40)               $ 0.32)

Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the
"Black-Scholes option pricing" method with the following weighted-average assumptions:(1) expected life of 5 years (2002 - 5, 2001 - 1.2); (2) dividend yield of 0% (3) expected volatility of 151% (2002 - 122%, 2001 -
152%) and (4) risk-free interest rate of 3.1% (2002 - 4%, 2001 - 1.75%).

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

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities,
and interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights
("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii)
the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of
Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to
February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN
46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption FIN 46-R did not have a material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

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

----------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                    PAGE 48

clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

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

NOTE 3 -- RESTATEMENT

The Company restated its financial statements for 1999, 2000, 2001 and for the first six months of 2002 and filed an amendment to our Form 10-K for the three years ended 1999, 2000 and 2001 on January 24, 2003. The financial results provided in this annual report reflect this restatement. See note 3 of the notes to the consolidated financial statements that are included on the Form 10-K/A for the year ended December 31, 2001 that the Company filed with the U.S. Securities and Exchange Commission on January 24, 2003.

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

The reduction in headcount resulted in the utilization of less office space and office equipment mainly in the U.S. The Company recorded costs in connection with payments required to terminate lease contract and a write-down of equipment and leasehold improvements for which no alternative use has been found.

These costs are summarized in the following table:

                                                          DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
                                                         (in thousands)

Write-down of equipment and leasehold improvements            $-      $1,195
Termination of lease contract                                  -         850
Severance and benefit expenses                                 -         620
                                                     ------------------------
                                                              $-      $2,665
                                                     ========================

NOTE 5 -- CASH AND CASH EQUIVALENTS

                                                          DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
                                                         (in thousands)

In U.S. dollars                                           $7,173      $2,845
In British Pounds                                             64         206
In NIS                                                        15         151
In Euro                                                      443         198
                                                     ------------------------
                                                          $7,695      $3,400
                                                     ========================


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 49

The cash balances bear interest at an average annual rate of 0.8%.

NOTE 6 -- SHORT-TERM INVESTMENTS

                                                          DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
                                                         (in thousands)
Bank Deposits (see also note 14b)                        $ 3,394     $ 2,949
                                                     ------------------------
                                                         $ 3,394     $ 2,949
                                                     ========================

The bank deposits bear interest at an average annual rate of 1.40%.

NOTE 7 - -ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                          DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
                                                         (in thousands)
Balance at Beginning of Year                               $752         $912
Increase to allowance                                       223          130
Write-offs                                                (240)        (290)
                                                     ------------------------
Balance at Year end                                        $735         $752
                                                     ========================


NOTE 8 -- OTHER RECEIVABLES AND PREPAID EXPENSES

                                                          DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
                                                         (in thousands)
Government participation and other government
  receivables                                               $55         $225
Employees                                                   132           36
Prepaid expenses                                            494          674
Other receivables                                            41          319
                                                     ------------------------
                                                           $722       $1,254
                                                     ========================

NOTE 9 -- LONG-TERM INVESTMENTS

                                                          DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
                                                         (in thousands)
Bank Deposits (see also note 14b)                          $580         $280
                                                     ------------------------
                                                           $580         $280
                                                     ========================

The bank deposits bear interest at an average annual rate of 0.8%.

NOTE 10 -- PROPERTY AND EQUIPMENT, NET

                                                          DECEMBER 31,
                                                        2003        2002
                                                        ----        ----
                                                         (in thousands)
COST
Computers and office equipment                           $3,093       $2,906
Leasehold improvements                                      617          804
Motor vehicles                                              408          409
                                                     ------------------------
                                                         $4,118       $4,119
ACCUMULATED DEPRECIATION                                  3,195        2,869
                                                     ------------------------
                                                           $923       $1,250
                                                     =========== ============


     See also Note 4 - Restructuring and assets impairment.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 50

NOTE 11 -- SHORT-TERM DEBT

                                                          DECEMBER 31,
                                                        2003        2002
                                                        ----        ----
                                                         (in thousands)

Current maturities on long-term debt                         $-          $17
                                                     ------------------------
                                                             $-          $17
                                                     ========================


NOTE 12 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                          DECEMBER 31,
                                                        2003        2002
                                                        ----        ----
                                                         (in thousands)

Suppliers                                                $  956       $1,083
Employee and related expenses                             1,408        1,234
Accrued royalties                                           732          581
Accrued restructuring (note 4)                               91        1,280
Other                                                       890        1,191
                                                     ------------------------
                                                         $4,077       $5,369
                                                     ========================

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

Severance pay expenses amounted to $234, $283 and 266 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

A: In connection with its research and development, the Company received grants from the State of Israel in the total amount of $6,830. The Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% - 150% of the amount of grants received plus annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. The Company so far has paid or accrued royalties through December 31, 2003 of $3,165. The total additional contingent liability to pay royalties is $3,665. The payment of such additional royalties is contingent on future sales and the Company has no obligation to refund these grants, if sufficient sales are not generated.

B: The Company has entered into standby letters of credit agreements with banks relating to the guarantee of future performance on certain contracts. As of December 31, 2003, contingent liabilities on outstanding letter of credit agreements which expire after December 31, 2003 aggregated approximately $1.2 million. The letters of credit are secured by $1.4 million in deposits to cover any potential payments under the guarantees.

C: The Company operates from leased facilities in Israel, the United States, U.K., Belgium and Germany, for periods expiring in the years 2004 through 2006. Minimum future rental payments, as of December 31, 2003 are as follows:

                                       (IN THOUSANDS)
                                    --------------------

                        2004                       $424
                        2005                        120
                        2006                         46
                                    --------------------
                                                   $590
                                    ====================


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 51

     Rent expense amounted to $620, $1,139 and $1,138 for the years ended December 31, 2003, 2002 and 2001, respectively.

     D: On August 25, 2003, a complaint was filed in the United States District Court for the District of Massachusetts against the Company, one of its officers and one of its former officers. None of the defendants have been served, and the case is in the preliminary stages. The complaint is substantially similar to a complaint previously filed in the same court against these parties and dismissed by the court for failure to perfect service on the defendants in a timely manner. The complaint is purportedly brought on behalf of investors who purchased the Company's securities between June 22, 2000 and October 21, 2002 and seeks unspecified damages. The complaint contains various allegations, including violations of the Securities Exchange Act of 1934 and common law claims with respect to the Company's financial results for 2000, 2001 and the first six months of 2002.

NOTE 15 -- SHAREHOLDERS' EQUITY

A. PUBLIC OFFERING

On June 2000, the Company completed an initial public offering of its ordinary shares (the "IPO") with total net proceeds of $28.2 million.

B. SHARE CAPITAL

Share capital is comprises of ordinary shares of NIS 0.02 par value. The amount of shares issued includes shares reserved for issuance to employees held in trust. The total number of ordinary shares held by the trustee is 71,819 as of December 31, 2003, and 756,839 as of December 31, 2002.

C. EMPLOYEE STOCK PURCHASE PLAN

During 2000, the Board of Directors approved an Employee Stock Purchase Plan (the "ESPP"), effective August 2000. Under the ESPP, the maximum number of shares to be made available is 800,000 with an annual increase to be added on the first day of each year commencing 2001 equal to the lesser of 2% shares or 500,000 of the outstanding shares on such date or a lesser amount determined by the Board of Directors. During 2003, the Board of directors decided to increase the ESPP pool by 250,000 shares effective January 1, 2004.

Employees are eligible to participate in the ESPP if they are employed by the Company or Its U.S subsidiary for at least 20 hours per week and more than 5 months in any calendar year. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount exceeding $25,000 in total value of stock in any one year and may not purchase more than 5,000 shares during any six-month offering period. The purchase price of the stock will be 85% of the lower of the fair market value of an ordinary share on the first day of the offering period and the fair market value on the last day of the offering period. The offering period was determined to be six months. The ESPP shall terminate in 2010, unless terminated earlier by the Board of Directors.

As of January 1, 2004, 708,510 ordinary shares were issued under the ESPP, and an additional 341,490 ordinary shares are reserved for issuance.


D. EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

The Company adopted new option plans in 2000. Under these plans, the Company granted 1,160,840 (including 39,840 shares pursuant to an exchange offer), 513,500, 1,375,652 and 1,015,213 options at an average exercise price of $2.41, $1.28, $1.50 and $5.75 for the years ended December 31,2003, 2002, 2001 and
2000, respectively.

During the year ended December 31, 2003 the Board of Directors and Shareholders at the annual meeting approved the grants of stand-alone options to purchase 385,000 ordinary shares to directors.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 52


During the year ended December 31, 2001 the Board of Directors and Shareholders at the annual meeting approved the grants of stand-alone options to purchase 144,036 ordinary shares to directors.

In April 2003 the Company commenced a voluntary stock option exchange program for its employees. Under the program participating employees were given the opportunity to have unexercised stock options previously granted to them cancelled, and to receive replacement options at a future date. Replacement options were granted at a ratio of between 50% and 5% for each option cancelled, at an exercise price equal to the fair market value of the Company's
Ordinary Shares on the date of the re-grant. Pursuant to the terms of the offer, 279,118 options were cancelled at
May 2003. The Company granted 39,840 replacement options at December 2003 at an exercise price of $4.39.

During the year ended December 31, 2003 the Board of Directors decided to increase the reserve for grants under its umbrella option plan, the Amended and Restated 2000 Share Option Plan (the "ESOP"), by 400,000 options effective January 1, 2004.

A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002 and changes during the years then ended are as follows:


                                                                                        WEIGHTED-      WEIGHTED-
                                                                                        AVERAGE        AVERAGE
                                                     OPTIONS AND                        EXERCISE         FAIR
                                                       SHARES         OUTSTANDING        PRICE         VALUE OF
                                                    AVAILABLE FOR     OPTIONS (*)         PER           OPTION
                                                        GRANT                            SHARE
                                                  ---------------------------------------------------------------
Outstanding December 31, 2001                           2,164,857         3,672,383          2.31
Granted                                                 (513,500)           513,500          1.28         $ 1.21
Forfeited                                                 621,556         (621,556)          1.35
Exercised                                                       -           (5,850)          0.64
Exercised Employee Stock Purchase plan                  (125,295)                 -             -
                                                  ------------------------------------------------
Outstanding December 31, 2002                           2,147,618         3,558,477          2.15
Granted                                               (1,506,000)         1,506,000          2.08         $ 1.94
Granted Exchange Offer                                   (39,840)            39,840          4.39         $ 1.91
Forfeited                                                 642,146         (642,146)          2.92
Forfeited Exchange Offer                                  279,118         (279,118)           0.7
Exercised                                                       -         (991,702)          1.10
Exercised Employee Stock Purchase plan                  (401,022)                 -             -
                                                  ------------------------------------------------
Outstanding December 31, 2003                           1,122,020         3,191,351           2.1
                                                  ------------------------------------------------

(*) As of December 31, 2003, 2002 and 2001, 71,819, 756,839 and 791,031 outstanding options, respectively, were held by a trustee and have been reserved for allocation against certain employee options granted but not yet exercised.

The following table summarizes information about options outstanding and exercisable as of December 31, 2003:

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           -------------------------------------------------------------------------------------
                                 NUMBER          WEIGHTED-                          NUMBER
                              OUTSTANDING        AVERAGE          WEIGHTED-       OUTSTANDING       WEIGHTED-
        RANGE OF                  AT             REMAINING        AVERAGE             AT            AVERAGE
     EXERCISE PRICE           DECEMBER 31,      CONTRACTUAL       EXERCISE        DECEMBER 31,      EXERCISE
            $                    2003              LIFE            PRICE             2003             PRICE
----------------------------------------------------------------------------------------------------------------
       0.21 - 0.95                   599,162              5.1      $ 0.48                386,350     $ 0.60
       1.01 - 1.83                 1,747,586              6.9      $ 1.51              1,193,427     $ 1.62
       2.04 - 3.67                   190,400              5.7      $ 2.81                 93,562     $ 3.61
       0.21 - 0.95                   555,203                9      $ 4.27                 70,322     $ 4.39
       0.21 - 0.95                    99,000              4.2      $ 8.65                 88,821     $ 8.66
                           ------------------                                  ------------------
                                   3,191,351                                           1,832,482
                           ==================                                  ==================


----------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                    PAGE 53

NOTE 16 -- SEGMENT REPORTING

The Company operates in one segment, the design, development, and marketing of software solutions. The Company's revenues by geographic area are as follows:

                                          YEAR ENDED DECEMBER 31,
                                   2003             2002            2001
                                   ----             ----            ----
                                              (in thousands)
Revenue
U.S                                    $ 8,177        $ 5,770          $ 7,723
Canada                                   2,004          1,802              722
U.K                                      4,342          1,847            3,316
Germany                                  2,283          1,068              354
Other European countries                 2,530          1,819            2,648
Israel                                      71            297              455
Australia                                2,935          3,067            2,405
Rest of the world                           68             83              552
                             --------------------------------------------------
                                       $22,410        $15,753          $18,175
                             ==================================================

Sales to a single customer exceeding 10% of total sales:

                                   2003             2002            2001
                                   ----             ----            ----
                                    %                %               %
Customer A                                   -              -               12
Customer B                                  13              -                -
Customer C                                  10              -                -


Long-lived assets by geographical areas are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                     2003            2002
                                                     ----            ----

  NET PROPERTY AND EQUIPMENT                             (IN THOUSANDS)
  North America                                           $ 170          $ 254
  Europe                                                    113            188
  Australia                                                   8              -
  Israel                                                    632            808
                                               --------------------------------
                                                          $ 923         $1,250
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

In the event of distribution by the Company of a cash dividend out of retained earnings that were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the income from which the dividend was

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 54
distributed. A 15% withholding tax may be deducted from dividends distributed to the recipients.

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

TAX ASSESSMENTS
---------------
Final tax assessments in Israel have been received up to and including the 1998 tax year.

DEFERRED TAXES
--------------
The Company has net operating loss carryforwards in Israel of approximately $18.5 million as of December 31, 2003. In addition, losses of approximately $27.5 million are attributable to the U.S. subsidiary, which will expire between 2008 and 2022, and the European subsidiaries have tax loss carryforwards of approximately $8.3 million as of December 31, 2003. The tax loss carryforwards for Israel and the European companies have no expiration date. The Company expects that during the period in which these tax losses are utilized, its income would be substantially tax-exempt. Accordingly there will be no tax benefit available from such losses and no deferred tax assets have been included in these financial statements.

Israel and International components of income profit (loss) before taxes are:

                                           YEAR ENDED DECEMBER 31,
                                    2003            2002             2001
                                    ----            ----             ----
                                               (in thousands)
Israel
                                        $1,381      $   (181)       $ 1,355
International                              360        (9,917)       (9,351)
                              -----------------------------------------------
                                        $1,741      $(10,098)      $(7,996)
                              ===============================================


NOTE 18 -- TRANSACTIONS WITH RELATED PARTIES


                                                     YEAR ENDED DECEMBER 31,
                                                   2003        2002      2001
                                                   ----        ----      ----
                                                          (in thousands)
Transactions:
  Management fee                                      $39         $48      $ 48
  Other General and administrative expenses           $44         $67      $165




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 55


ITEM 8A. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 2003 and 2002:

                                                         FIRST          SECOND         THIRD         FOURTH
                                                        QUARTER         QUARTER       QUARTER        QUARTER

                                                     -----------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                            (UNAUDITED)
2003
Net sales                                                  $  5,141       $  5,060      $  5,902       $  6,307
Gross profit                                               $  3,333       $  3,333      $  3,885       $  4,273
Net Income                                                 $    158       $    173      $    687       $    723
----------------------------------------------------------------------------------------------------------------

Basic net Income (loss) per share:                         $   0.01       $   0.01      $   0.03       $   0.03
Diluted net Income (loss) per share:                       $   0.01       $   0.01      $   0.03       $   0.03
Shares used in computing basic net
Income (loss) per share (in thousands)                       25,616         25,648        25,729         26,379
Shares used in computing diluted net
Income (loss) per share (in thousands)                       25,616         25,942        27,047         28,456
Price per ordinary share - high                            $   0.23       $   2.33      $   2.85       $   4.95
Price per ordinary share - low                             $   0.12       $   0.19      $   1.52       $   1.95


2002
Net sales                                                  $  3,106       $  3,461      $  4,609       $  4,577
Gross profit                                               $  1,683       $  1,776      $  2,733       $  2,808
Net Loss                                                   $(2,350)       $(1,828)      $(1,833)       $(4,087)
----------------------------------------------------------------------------------------------------------------

Basic net Income (loss) per share:                         $ (0.09)       $ (0.07)      $ (0.07)       $ (0.16)
Diluted net Income (loss) per share:                       $ (0.09)       $ (0.07)      $ (0.07)       $ (0.16)
Shares used in computing basic net
Income (loss) per share (in thousands)
                                                             25,488         25,551        25,581         25,604
Shares used in computing diluted net
Income (loss) per share (in thousands)
                                                             25,488         25,551        25,581         25,604
Price per ordinary share - high                            $   2.25       $   1.20      $   0.58       $   0.44
Price per ordinary share - low                             $   1.10       $   0.32      $   0.36       $   0.08


The Company's ordinary shares are traded on the Nasdaq SmallCap Market. As of March 12, 2004, there were approximately 55 registered holders of ordinary shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Upon the recommendation of the audit committee of our Board of Directors, our shareholders approved the appointment of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent accountants, as our independent accountants for the fiscal years ended December 31, 2003 and December 31, 2002, at shareholder meetings held on April 30, 2003 and December 31, 2002 respectively.

Prior to the appointment of Brightman Almagor & Co., Luboshitz Kasierer & Co., an affiliate member of Ernst &
Young International and formerly a member firm of Arthur Andersen, had previously audited our financial statements since the year ended December 31, 1995.

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

------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                      PAGE 56

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

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 57

ITEM  9A. CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified within the SEC's rules and instructions for Form 10-K.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no mater how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system have been met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers - See the section entitled "Executive Officers and Directors" in Part I, Item 1 hereof.

Directors - The information required by this Item 10 is set forth under the caption "Election of Directors" and "Matters Relating to the Board of Directors" in the Company's proxy statement for its upcoming annual general meeting of stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, which information is incorporated herein by reference.

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Principal Executive and Senior Financial Officers is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 58

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is set forth under the caption "[Principal Accountant Fees and Services]" in the Company's Proxy Statement, which information is incorporated herein by reference.





--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 59


ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)(1) FINANCIAL STATEMENTS - See Item 8 hereto
       Consolidated Balance Sheets
       Consolidated Statements of Operations and Comprehensive Loss
       Consolidated Statements of Shareholders' Equity
       Consolidated Statements of Cash Flows

(a)(2) FINANCIAL STATEMENTS SCHEDULES - See Item 8 hereto
       Schedule II - Valuation and Qualifying Accounts and Reserves

       All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial  statements or notes thereto, or is not applicable or required.

(a)  EXHIBITS

                                  EXHIBIT INDEX
EXHIBIT
 NUMBER                                       DESCRIPTION OF DOCUMENT

3.3  (1)         Articles of Association of ClickSoftware Technologies Ltd., amended and restated as of May 28, 2003
4.1  (2)         Specimen of Ordinary Share Certificate
4.2  (2)         Fourth Amended and Restated Registration Rights Agreement, dated December 15, 1999
10.1 (3)         Form of 2000 Share Option Plan, as amended
10.2 (2)         Form of 2000 Employee Share Purchase Plan
10.6 (2)         Form of 1996 Option Plan
10.7 (2)         Form of 1997 Option Plan
10.8 (2)         Form of 1998 Option Plan
10.9 (2)         Form of 1999 Option Plan
10.12(2)         Form of 2000 Israeli Plan
10.13(2)         Form of 2000 Unapproved U.K. Share Scheme
10.14(2)         Form of 2000 Approved U.K. Share Scheme
10.17(4)         Employment Agreement between ClickSoftware Technologies Ltd. and Shmuel Arvatz
10.18(5)         Amended Form of Indemnification Agreement
10.19(5)         Amended Employment Agreement between ClickSoftware Technologies Ltd. and Moshe BenBassat
10.20(5)         2003 Israeli Share Option Plan
10.21            Form of 2000 Unapproved U.K. Share Scheme, as amended
10.22            Form of 2000 U.K. Share Scheme, as amended
14               Code of Ethics for Principal Executive Officer and Senior Financial Officers
21.1             Subsidiaries of the Registrant
23.1             Consent of Brightman Almagor & Co., member of Deloitte Touche Tohmatsu
31.1             Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities
                 Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2             Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities
                 Exchange act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1             Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2             Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to the Registrant's report on Form 10-Q filed on August 13, 2003.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (file no. 333-30274), as amended.
(3) Incorporated by reference to the Registrant's definitive proxy statement filed on August 6, 2001.


--------------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                              PAGE 60

(4) Incorporated by reference to the Registrant's annual report on Form 10-K filed on March 24, 2003.
(5) Incorporated by reference to the Registrants definitive proxy statement filed on April 30, 2003.

(b) REPORTS ON FORM 8-K:

On October 27, 2003, the Company furnished to the Commission a current report on Form 8-K pursuant to the Securities and
Exchange Act of 1934, as amended, reporting the Company's financial results for the quarter ended September 30, 2003.







--------------------------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                                              PAGE 61


                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                                                        CLICKSOFTWARE TECHNOLOGIES LTD.


                                                                        By:     /S/ SHMUEL ARVATZ
                                                                        ------------------------------
                                                                                 Shmuel Arvatz
                                                                                 Chief Financial Officer

                                                                        Date:    March 22, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                     TITLE                                DATE
-------------------------------------   ------------------------------------------------   ------------------
/S/ DR. MOSHE BENBASSAT                  Chief Executive Officer and
-------------------------------------    Chairman of the  Board of Directors
Dr. Moshe BenBassat                      (Principal Executive Officer)                       March 22, 2004


/S/ SHMUEL ARVATZ                        Chief Financial Officer (Principal Financial        March 22, 2004
-------------------------------------    and Accounting Officer)
Shmuel Arvatz


/S/ NAOMI ATSMON                         Director                                            March 22, 2004
-------------------------------------
Naomi Atsmon


/S/ DR. ISRAEL BOROVICH                  Director                                            March 22, 2004
-------------------------------------
Dr. Israel Borovich


/S/ RONI A.EINAV                         Director                                            March 22, 2004
-------------------------------------
Roni A.Einav


/S/ DAN FALK                             Director                                            March 22, 2004
-------------------------------------
Dan Falk


/S/ JAMES W. THANOS                      Director                                            March 22, 2004
-------------------------------------
James W. Thanos


/S/ GIL WEISER                           Director                                            March 22, 2004
-------------------------------------
Gil Weiser


-----------------------------------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                                               PAGE 62