Form 10-K/A
period 2003-12-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2004-04-28
CIK 1105841

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



                         CLICKSOFTWARE TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)


                 Israel                                 Not Applicable
        ------------------------            ------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

           34 Habarzel Street
            Tel Aviv, Israel                                 69710
        ------------------------            ------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:    (972-3) 765-9400
                                                   --------------------



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

As of March 31, 2004, there were 27,134,819 Ordinary Shares of the Registrant outstanding.


                                EXPLANATORY NOTE

     THIS AMENDMENT NO. 1 ON FORM 10-K/A (THIS "AMENDMENT") AMENDS THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, ORIGINALLY FILED ON MARCH 22, 2004 (THE "ORIGINAL FILING"). CLICKSOFTWARE TECHNOLOGIES LTD. (THE "COMPANY") IS FILING THE AMENDMENT TO INCLUDE THE INFORMATION REQUIRED BY PART III AND NOT INCLUDED IN THE ORIGINAL FILING, BECAUSE THE COMPANY'S DEFINITIVE PROXY STATEMENT WILL NOT BE FILED WITHIN 120 DAYS OF THE END OF THE COMPANY'S FISCAL YEAR ENDED DECEMBER 31, 2003. IN ADDITION, IN CONNECTION WITH THE FILING OF THIS AMENDMENT AND PURSUANT TO THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION, THE COMPANY IS INCLUDING WITH THIS AMENDMENT CERTAIN CURRENTLY DATED CERTIFICATIONS.

     EXCEPT AS DESCRIBED ABOVE, NO OTHER CHANGES HAVE BEEN MADE TO THE ORIGINAL FILING. THIS AMENDMENT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING, AND THE REGISTRANT HAS NOT UPDATED THE DISCLOSURES CONTAINED THEREIN TO REFLECT ANY EVENTS WHICH OCCURRED AT A DATE SUBSEQUENT TO THE FILING OF THE ORIGINAL FILING.



                       DOCUMENTS INCORPORATED BY REFERENCE


None.




--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 2

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----

PART III
Item 10. Directors and Executive Officers of the Registrant..........       4
Item 11. Executive Compensation......................................       8
Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................      11
Item 13. Certain Relationships and Related Transactions..............      13
Item 14. Principal Accountant Fees and Services......................      13
Item 15. Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................      15

SIGNATURES...........................................................      17















--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 3

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS -

Our executive officers and certain information about them as of March 31, 2004 are as follows:

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

DR. MOSHE BENBASSAT co-founded ClickSoftware and has served as Chairman and Chief Executive Officer since inception. From 1987 to 1999, Dr. BenBassat served as a Professor of Information Systems at the Faculty of Management at Tel Aviv University. Dr. BenBassat has also held academic positions at the University of Southern California and the University of California in Los Angeles. From 1996 to January 1999, Dr. BenBassat also served as a board member of Tadiran Telecommunications Inc., a telecommunications company. From 1990 to 1996, Dr. BenBassat served as a board member of Tadiran Electronic Systems Ltd., a defense electronics company. Dr. BenBassat holds Bachelor of Science, Master of Science and PhD. degrees in Mathematics and Statistics from Tel-Aviv University.

SHMUEL ARVATZ has served as our Executive Vice President and Chief Financial Officer since October 2002. Prior to joining ClickSoftware, Mr. Arvatz served as the Chief Financial Officer at Shrem, Fudim, Kelner Technologies Ltd., a leading investment house in Israel. From June 1999 to February 2001, Mr. Arvatz served as Executive Vice President and Chief Financial Officer of Tecnomatix Technologies Ltd. (NASDAQ: TCNO), a provider of software e-manufacturing solutions. From 1990 to 1999, Mr. Arvatz served as Vice President and Chief Financial Officer at ADC Israel Ltd. (previously Teledata Communications Ltd., a telecommunications equipment provider which was acquired by ADC Telecom Inc. in
1998). Mr. Arvatz holds a B.A. in Accounting and Economics from Bar-Ilan University.

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

DAVID SCHAPIRO has served as our Executive Vice President of Markets and Products since April 2001. Prior to this position and since 1994, he held various executive and management roles at ClickSoftware, including Senior Vice President of Product Development, ClickSchedule Division General Manager, and Vice President of Business Development. From 1984 until 1994 Mr. Schapiro served in positions at Applied Materials, a semiconductor equipment manufacturer, Scitex Corporation, a digital printing system company, and ClickSoftware. Mr. Schapiro received a Bachelor of Science degree in Mathematics and Computer Science from Tel-Aviv University, and a Master of Science degree in Computer Science from Bar-Ilan University.

AMIT BENDOV has served as our Senior Vice President of Product Marketing since July 1998. From September 1996 to June 1998, Mr. Bendov served as our Director of Customer Support and Integration. From August 1994 to August 1996, Mr. Bendov served as our Research and Development Manager. Mr. Bendov holds a Bachelor of Science degree in Computer Science and Statistics from Tel Aviv University.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 4

Executive officers serve at the discretion of the Board and are appointed annually. The employment of each of our executive officers is at will and may be terminated at any time, with or without cause, subject to contractual notice provisions. There are no family relationships between any of our directors or executive officers.

DIRECTORS -

The Company's Articles of Association currently provide for a board of directors of not less than two members nor more than eleven members. There are currently seven members on the Company's board. The Company has a classified board of directors as set forth in the following table:

                                                        YEAR OF ANNUAL MEETING AT WHICH
             NAME OF DIRECTOR AND CLASS                          TERM EXPIRES                     AGE
----------------------------------------------------   ---------------------------------   ------------------
James W. Thanos, Class I                                             2004                         55
Roni A. Einav, Class II                                              2005                         60
Gil Weiser, Class II                                                 2005                         62
Moshe BenBassat, Class III                                           2006                         56
Israel Borovich, external director                                   2004                         62
Naomi Atsmon, external director                                      2006                         51
Dan Falk, external director                                          2006                         59

Eddy Shalev resigned as a Class III director effective December 31, 2003.

There are no family relationships among any directors or executive officers of the Company.

Under the Israeli Companies Law, 1999, Israeli companies whose shares have been offered to the public in or outside of Israel (such as the Company) are required to appoint two people to serve as external directors on the board of directors of the company. The Companies Law provides that a person may not be appointed as an external director if the person or the person's relative, partner, employer or any entity controlled by that person has at the date of appointment, or has had at any time during the two years preceding that date, any affiliation with the company, any entity controlling the company or any entity controlled by the company or by this controlling entity. The term "affiliation" includes:

     o    an employment relationship,
     o    a business or professional relationship maintained on a regular basis,
     o    control, or
     o    service as an officer.

No person can serve as an external director if the person's position or other business creates, or may create, conflicts of interest with the person's responsibilities as an external director or if such position or other business may impair such director's ability to serve as an external director. No person who is a director in one company can serve as an external director in another company, if at that time a director of the other company serves as an external director in the first company. The Companies Law further provides that when, at the time of appointment of an external director, all members of the board of directors of the company are of one gender, then the external director appointed must be of the other gender.

The following information as of March 31, 2004 is provided with respect to each of our directors:

CLASS I DIRECTOR

                  NAME, PRINCIPAL OCCUPATION AND DIRECTORSHIPS                         AGE            DIRECTOR SINCE
---------------------------------------------------------------------------------   ---------      --------------------
JAMES W. THANOS                                                                         55               May 2000
     From October 1999 to June 2002, Mr. Thanos served as Executive Vice
     President, Worldwide Field Operations of BroadVision, Inc. From March 1998
     to June 2002, Mr. Thanos served as BroadVision's Vice President and General
     Manager, Americas. Prior to working for BroadVision, Mr. Thanos served as
     Senior Vice President of Worldwide sales at Aurum Software Inc. Mr. Thanos holds a Bachelor of Arts degree in International Relations and a Bachelor of Arts degree in Behavioral Sciences from Johns Hopkins University.

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 5

CLASS II DIRECTORS

                  NAME, PRINCIPAL OCCUPATION AND DIRECTORSHIPS                         AGE            DIRECTOR SINCE
---------------------------------------------------------------------------------   ---------      --------------------
RONI A. EINAV
     Mr. Einav is the General Manager of Einav High-Tec Assets Ltd., an                 60              April 2000
     investment company focused on technology ventures, founded by him in 1995.
     From 1983 to April 1999, Mr. Einav served as Chairman of the Board of
     Directors of New Dimension Software, Ltd., a systems software company he had founded, which was subsequently acquired by BMC Software for over $650 million. Mr. Einav has also played a key role in founding approximately a dozen other software companies, including Liraz Computers, Jacada Ltd.,
     UDS, XciTel, CePost, CeDimension, ComDa, Computer Systems and Einav
     Systems. Mr. Einav was a Major in the Israeli Defense Forces and served as a systems analyst in a research and development division. Mr. Einav holds a
     Bachelor of Science degree in Management and Industrial Engineering as well as a Master of Science degree in Operations Research from the Technion
     Institute, Haifa, Israel.

GIL WEISER
     Mr. Weiser is currently Chairman or a member of the Board of Directors of          62               May 2003
     the following companies: Fundtech, a software company, BBP, a subsidiary of
     Fundtech, Tescom, a service company, and Carmel, a company connected with
     Haifa University. Mr. Weiser is also currently a member of the Board of
     Directors of the Tel Aviv Stock Exchange. From January to December 2002, he
     was the Acting Vice Chairman of ORAMA, an international investment banking group. From 1995 to 2000, Mr. Weiser served as Chief Executive Officer of
     Hewlett-Packard Israel, a technology company. From 1993 to 1995, Mr. Weiser served as Chief Executive Officer of Fibronics Corporation, a
     communications company. From 1976 to 1993, he served as Chief Executive
     Officer of Digital Israel, a computing company. Mr. Weiser is Chairman of the Executive Committee of Haifa University. Mr. Weiser was the Vice
     Chairman of the Israel Management Center and is a member of the Israel
     High-Tech Association Executive Committee. Mr. Weiser holds a Bachelor of
     Science degree in Electrical Engineering from the Technion Institute and a
     Master of Science degree in Electronics and Computers from the University of Minnesota in Minneapolis.

CLASS III DIRECTOR

                  NAME, PRINCIPAL OCCUPATION AND DIRECTORSHIPS                         AGE            DIRECTOR SINCE
---------------------------------------------------------------------------------   ---------      --------------------
MOSHE BENBASSAT
     Dr. BenBassat co-founded the Company and has served as its Chairman and            56                 1979
     Chief Executive Officer since its inception. From 1987 to 1999, Dr.
     BenBassat served as a Professor of Information Systems at the Faculty of
     Management of Tel Aviv University. Dr. BenBassat has also


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 6
     held academic positions at the University of Southern California and the University of California at Los Angeles. From 1996 to January 1999, Dr. BenBassat also served as a board member of Tadiran Telecommunications Inc., a telecommunications company. From 1990 to 1996, Dr. BenBassat served as a board member of Tadiran Electronic Systems Ltd., a defense electronics company. Dr. BenBassat holds Bachelor of Science, Master of Science and Ph.D. degrees in Mathematics and Statistics from Tel Aviv University.


EXTERNAL DIRECTORS

                  NAME, PRINCIPAL OCCUPATION AND DIRECTORSHIPS                         AGE            DIRECTOR SINCE
---------------------------------------------------------------------------------   ---------      --------------------
ISRAEL BOROVICH
     Dr. Borovich has served as a director of the Company since July 1997 and as        62              July 1997
     an external director according to the Israeli Companies Law since July
     2001. Since 1988, Dr. Borovich has served as President and CEO of Arkia
     Israeli Airlines Ltd. and Knafaim-Arkia Holdings Ltd., an investment management company. Dr. Borovich currently serves as a director of Issta
     Lines Israel Students Travel Company Ltd., Arkia International (1981) Ltd.
     and other companies of Arkia's group in the aviation and tourism business.
     CR. Borovich also serves as Chairman of Granit Hacarmel Investments Ltd.
     and Sonol Israel Ltd., an investment management company. Dr. Borovich also serves as a director of Knafaim-Arkia Holdings, Ltd., an investment management company, Maman-Cargo Terminals & Handling Ltd. and Ayalon
     Highways (Israel) Ltd. Dr. Borovich served as a Professor on the Faculty of
     Management of Tel Aviv University. Dr. Borovich holds Bachelor of Science,
     Master of Science and Ph.D. degrees in Industrial Engineering from the
     Polytechnic Institute in Brooklyn.

NAOMI ATSMON
     Ms. Atsmon was employed by Amdocs Ltd., a customer care and billing                51               May 2003
     software company, from 1986 until the end of 2002. From 1997 until 2002,
     Ms. Atsmon served as a division President at Amdocs Ltd., managing large scale billing projects for telephone companies in North America and Europe, with overall responsibility for the profit and loss statement of the division. From 1994 until 1997, Ms. Atsmon served as a Vice President at
     Amdocs Ltd. From 1991 until 1994, she was a director for Amdocs Ltd. in charge of software development and customer relations with one of the largest telephone companies in the United States. Prior to joining Amdocs
     Ltd., Ms. Atsmon was a project manager at Bank Hapoalim, in charge of a large financial project for the bank controller. From 1976 to 1981, Ms.
     Atsmon was a system analyst with Agrexco Ltd. Ms. Atsmon also currently serves as a board member of Jacada Ltd., a software provider. Ms. Atsmon holds a Bachelor of Science degree in Management & Industrial Engineering from the Technion Institute, and studied business administration at Tel
     Aviv University.

DAN FALK
     From 2000 to May 2003 Mr. Falk served as the Chairman of the Board of              59               May 2003
     Directors of Atara Technology Ventures Ltd., an Israeli company engaged in investment in advanced technology enterprises. He is also a member of the
     Boards of Directors of Orbotech Ltd., Nice System Ltd., Orad Ltd, Netafim,
     Dor Chemicals Ltd, Attunity Ltd., Visionix Ltd., Ramdor Ltd., Medcon Ltd.
     and Poalim Ventures I, all of which are Israeli high technology companies.
     From July

--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 7

                  NAME, PRINCIPAL OCCUPATION AND DIRECTORSHIPS                         AGE            DIRECTOR SINCE
---------------------------------------------------------------------------------   ---------      --------------------
     1999 to November 2000, Mr. Falk served as President and Chief Operating
     Officer of Sapiens International Corporation N.V., a Netherlands Antilles
     company engaged in the development of software solutions for large-scale, cross-platform systems. Mr. Falk was Executive Vice President of Orbotech, a high technology company, from August 1995 to July 1999, and between June
     1994 and August 1995 served as its Executive Vice President and Chief
     Financial Officer. From October 1992 until June 1994, Mr. Falk was Vice
     President and Chief Financial Officer of Orbotech. Mr. Falk was Director of
     Finance and Chief Financial Officer of Orbot Systems, predecessor of
     Orbotech Ltd., from 1985 until 1992. Mr. Falk received a Master of Business
     Administration degree in 1973 from the Hebrew University School of Business and had 15 years experience in finance and banking, including senior positions at Israel Discount Bank Ltd., prior to joining Orbot.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during 2003 all Section 16 filing requirements were met, except for the following:
Shmuel Arvatz, Amit Bendov, and David Schapiro each reported one transaction late; Hannan Carmeli reported two transactions late on two Forms 4; former director Eddy Shalev reported three transactions late on one Form 4; Naomi Atsmon reported three transactions late on two Forms 4; and Genesis Partners reported four transactions late on two Forms 4.

AUDIT COMMITTEE

The audit committee consists of Ms. Atsmon, Dr. Borovich, Mr. Falk and Mr. Weiser, each of whom is "independent," as such term is defined under Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. The Company's board of directors has determined that Mr. Falk also qualifies as a "financial expert" within the meaning of the rules of the Securities and Exchange Commission, or SEC.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Principal Executive and Senior Financial Officers is filed as an exhibit to the Original Filing.


ITEM 11. EXECUTIVE COMPENSATION


EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Moshe BenBassat, its Chief Executive Officer, and Shmuel Arvatz, its Chief Financial Officer. The agreements provide that each of the executives' employment relationships is "at-will" and may be terminated at any time by either the Company or the executive with or without cause and following three months' notice to Mr. Arvatz. The agreements provide that in the event the executive is terminated by the Company without cause, the executive will be entitled to severance payments in amounts equal to twelve months of annual base salary as of the date of termination for Dr. BenBassat and up to three months of annual compensation as of the date of termination for Mr. Arvatz (plus, in the case of Mr. Arvatz, a severance amount due in accordance with applicable law). Dr. BenBassat is entitled to full acceleration of option vesting in the event of a change in control, and Mr. Arvatz is entitled on his unvested options to 50% or 100% vesting, depending on the conditions of a change of


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 8
control. The executives' rights to receive the contractual severance benefits set forth above will immediately terminate if the executive competes with the Company during the twelve months following termination of employment.

EXECUTIVE COMPENSATION

The following table sets forth information regarding executive compensation for services rendered during our fiscal years ended December 31, 2003, 2002 and 2001 by the Company's chief executive officer and our other four most highly compensated executive officers who were serving as executive officers as of December 31, 2003 and whose salary and bonus for our last fiscal year exceeded $100,000. These five individuals constitute the group referred to elsewhere as the Named Executive Officers. The compensation summarized in the following table does not include perquisites or other personal benefits that do not in the aggregate exceed the lesser of $50,000 or 10% of the Named Executive Officer's salary and bonus.

                                                           ANNUAL COMPENSATION
                                              ---------------------------------------------  -------------------------------
                                                                                              SECURITIES       ALL OTHER
        NAME AND PRINCIPAL                                                  OTHER ANNUAL      UNDERLYING      COMPENSATION
             POSITION                YEAR      SALARY         BONUS         COMPENSATION        OPTIONS            ($)
----------------------------------  ------    --------     -----------   ------------------  -------------  ----------------
Moshe BenBassat..................    2001      222,188       22,500          120,148 (1)             -              -
     CEO                             2002      209,297            -          121,838 (1)             -              -
                                     2003      192,375      374,500(2)       219,137 (1)       250,000              -

Shmuel Arvatz (3)................    2001            -            -                -                 -              -
     Chief Financial Officer         2002       24,191            -            4,145 (4)             -              -
                                     2003      117,996       35,573           21,782 (4)       285,000              -

David Schapiro...................    2001      128,538            -           39,744 (4)        20,000              -
     Executive V.P.,                 2002      111,378            -           24,905 (4)        10,000              -
     Markets and Products            2003      112,102       34,392           19,916 (4)        25,000              -

Hannan Carmeli...................    2001      116,411            -           31,132 (4)        25,000              -
     Executive V.P.,                 2002      105,488            -           14,967 (4)        10,000              -
     Professional Services           2003      101,466       32,987           14,570 (4)       125,000              -

Amit BenDov......................    2001      122,775        9,000            9,462 (5)        20,000              -
     SR. V.P Product                 2002      123,473            -            9,677 (5)         8,000              -
       Marketing                     2003      113,490       19,000            8,165 (5)        25,505              -

---------------------------
(1) Other compensation to Dr. BenBassat includes $75,000 housing allowance for 2001 and 2002 and $190,000 housing allowance for 2003 (of which $62,000 was with respect to the previous year).
(2) Of this amount, $149,500 is subject to the approval of the shareholders at the 2004 annual meeting and $225,000 was granted pursuant to the bonus feature of the employment agreement approved by the shareholders on May 28, 2003.
(3) Mr. Arvatz was appointed as Chief Financial Officer effective October 20, 2002. (4) Contributions to employee benefit programs. (5) Medical insurance and executive disability insurance.

OPTION GRANTS IN 2003

The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during 2003. All such options were granted under the Company's various option plans approved during 2003, and generally vest over two to four years.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                     PAGE 9

                                     NUMBER OF            % OF TOTAL
                                       SHARES              OPTIONS
                                     UNDERLYING           GRANTED TO       EXERCISE                         GRANT DATE
                                      OPTIONS             EMPLOYEES         PRICE          EXPIRATION        PRESENT
             NAME                     GRANTED              IN 2003          ($/SH)            DATE          VALUE (1)
             ----                 ---------------      ---------------    ------------     ----------     -------------
Moshe BenBassat..............          250,000              16%               $1.30          5/28/13         $249,562
Shmuel Arvatz................          260,000              17%               $0.25          5/28/13          $49,912
                                        25,000               2%               $4.25         12/15/13          $82,398
David Schapiro...............           25,000               2%               $4.25         12/15/13          $82,398
Hannan Carmeli...............          100,000               6%               $1.22          6/11/13          $93,682
                                        25,000               2%               $4.25         12/15/13          $82,398
Amit BenDov..................           15,000               1%               $4.25         12/15/13          $49,439
                                        10,505               1%               $4.39          12/3/13          $30,837

---------------------------
(1) Computed using the Black-Scholes option pricing model. Full vesting of options is two years from grant date. Assumes the average expected life of the option is between 2 and 5 years, a volatility of 151%, an annual dividend yield of 0.0% and a risk-free interest rate of 3.1%.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

The following table sets forth certain information concerning options exercised by the Named Executive Officers in 2003, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2003.

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED
                           SHARES                                  OPTIONS AT                    IN-THE-MONEY OPTIONS AT
                         ACQUIRED ON        VALUE               DECEMBER 31, 2003                 DECEMBER 31, 2003 (1)
        NAME              EXERCISE        REALIZED       EXERCISABLE       UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
        ----             -----------     ----------     -------------     ---------------   -------------     ---------------
Moshe BenBassat......              -              -           610,392             136,000      $1,433,802            $378,080
Amit BenDov..........        158,618       $368,313            46,505              16,000         $95,810              $2,680
Shmuel Arvatz........              -              -            75,833             209,167        $290,440            $705,360
David Schapiro.......         91,963       $172,846           191,452              29,584        $539,617              $3,350
Hannan Carmeli.......          7,611         $9,617           147,138             103,250        $405,958            $217,850

---------------------------
(1) Based upon the closing price of the ordinary shares on December 31, 2003 of $4.08, less the exercise price per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As noted above, Dr. Borovich, Mr. Thanos and Mr. Weiser currently serve on the compensation committee. During 2003, Mr. Shalev also served on the compensation committee; Mr. Shalev resigned as a director effective December 31, 2003. None of these persons is or was formerly an officer or an employee of the Company or any of its subsidiaries. No interlocking relationship exists between the Company's board of directors or its compensation committee and the board of directors or compensation committee of any other company, nor did any interlocking relationships exist during the past fiscal year.

DIRECTOR COMPENSATION

CASH COMPENSATION. Regulations under the Israeli Companies Law govern the compensation paid by the Company to its external directors. In addition, all compensation paid to directors is subject to approval of shareholders.

In accordance with these regulations, on December 5, 2002, the board of directors adopted a resolution, approved by the Company's shareholders on May 28, 2003, and following the recommendation and approval by the audit committee, approving a cash compensation arrangement for outside directors (the Company's external directors and all other directors, other than directors that are employees of the Company and directors that beneficially own, or otherwise represent a shareholder that beneficially owns, 5% or more of the outstanding shares of the Company). Under this arrangement, outside directors receive the fixed annual and per meeting participation fees provided in the regulations under the Companies Law that are


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 10
payable by the Company to its external directors. The fixed fees are be based upon the "fixed amounts" set forth in the second and third supplements to the Israeli Companies Regulations (Rules for Compensation and Expenses of External Directors), as amended, updated and adjusted from time to time. Based on the category to which the Company belongs, under the regulations, the current participation fees payable by the Company to its external directors equal NIS 15,750 for the annual fee and NIS 990 for the per meeting participation fees. Such amounts may be updated from time to time as provided in the Israeli Companies Regulations.

STOCK OPTIONS. Following the Company's May 28, 2003 annual meeting and in accordance with the Company's 2000 Share Option Plan or 2003 Israeli Share Option Plan, as applicable (the "Plans"), each of the Company's non-employee directors received option grants. The Plans provide that each non-employee director, including each external director, is automatically granted an option to purchase 7,500 ordinary shares following each annual meeting of the shareholders of the Company if on such date he or she will have served on the board of directors for at least the preceding six (6) months (the "Annual Grant"). Following the Company's May 28, 2003 annual meeting, the three continuing non-employee directors, Dr. Borovich, Mr. Einav and Mr. Thanos, each received Annual Grants of options to purchase 15,000 ordinary shares, 7,500 with respect to service during 2002 and 7,500 with respect to service during 2003, at an exercise price of $1.30 (the closing sale price for the ordinary shares on the last market trading day prior to grant). Those options vest as to 100% of the underlying stock on the first anniversary of the date of grant, provided that the respective director continues to serve as a director on such date. The Plans also provide that each non-employee director, except for external directors, is automatically granted an option to purchase 30,000 ordinary shares upon the date such individual first becomes a director. Also on May 28, 2003, in connection with their initial election to the board of directors, Ms. Atsmon, Mr. Falk and Mr. Weiser each received an automatic grant of options to purchase 30,000 ordinary shares at an exercise price of $1.30. These options vest as to 25% of the underlying stock on the first anniversary of the date of grant and as to an additional 25% of the underlying stock on each anniversary of the date of grant thereafter, provided that the respective director continues to serve as a director on such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Company's ordinary shares as of March
31, 2004 for:

     o    the Named Executive Officers;

     o    each of the Company's directors;

     o each person or group known by the Company to beneficially own more than 5% of its outstanding ordinary shares; and

     o    all of the Company's executive officers and directors as a group.

Beneficial ownership of ordinary shares is determined in accordance with the rules of the SEC and generally includes any ordinary shares over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 31, 2004. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all ordinary shares held by them. Applicable percentage ownership in the following table is based on 27,134,819 shares outstanding as of March 31, 2004.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ClickSoftware Technologies Ltd., 34 Habarzel Street, Tel Aviv, Israel 69710.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 11

                                                                                          ORDINARY SHARES
                                                                                         BENEFICIALLY OWNED
                                                                                   ------------------------------
NAME AND ADDRESS                                                                      NUMBER            PERCENT
--------------------------------------------------------------------------------   ------------      ------------

     Named Executive Officers and Directors
     --------------------------------------
     Moshe BenBassat  (1)...................................................          5,208,022         18.7%

     Shmuel Arvatz    (2)...................................................             87,817          *

     David Schapiro   (3)...................................................            181,036          *

     Hannan Carmeli   (4)...................................................            166,221          *

     Amit BenDov      (5)...................................................             55,318          *

     Naomi Atsmon     (6)...................................................             38,100          *

     Israel Borovich  (7)...................................................             60,000          *

     Roni A. Einav    (8)...................................................             60,000          *

     Dan Falk         (9)...................................................              7,500          *

     James W. Thanos (10)...................................................             64,688          *

     Gil Weiser      (11)...................................................              7,500          *

     G.  Nicholas Farwell (12) 1240 Arbor Road
         Menlo Park, CA 94025...............................................          2,745,000         10.1%

     RS Investment Management Co. LLC and affiliates (13)
         388 Market Street, Suite 200
         San Francisco, CA 94111............................................          1,716,937          6.3%

     Liberty Wanger Asset Management, L.P. (14)
         227 West Monroe Street, Suite 3000
         Chicago, IL 60606-5016.............................................          1,660,000          6.1%

     All executive officers and directors as a group (11 persons) (15)......          5,936,202         20.9%

---------------------------
*    Less than one percent.
     (1) Includes 2,246,887 shares held by Dr. BenBassat's spouse, Idit BenBassat. Dr. BenBassat has disclaimed beneficial ownership of those shares. Also includes options to purchase 650,392 ordinary shares exercisable within 60 days of March 31, 2004 held by Dr. BenBassat.
     (2) Includes options to purchase 87,817 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Arvatz.
     (3) Includes options to purchase 181,036 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Schapiro.
     (4) Includes options to purchase 166,221 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Carmeli.
     (5) Includes options to purchase 42,505 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. BenDov.
     (6) Includes options to purchase 7,500 ordinary shares exercisable within 60 days of March 31, 2004 held by Ms. Atsmon.
     (7) Includes options to purchase 60,000 ordinary shares exercisable within 60 days of March 31, 2004 held by Dr. Borovich.
     (8) Includes options to purchase 60,000 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Einav.
     (9) Includes options to purchase 7,500 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Falk.
     (10) Includes options to purchase 59,688 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Thanos.
     (11) Includes options to purchase 7,500 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Weiser.
     (12) As reported by Mr. Farwell to the Company for fiscal 2003.
     (13) As reported on Schedule 13G filed with the SEC for fiscal 2003. Includes 13,450 ordinary shares held by RS Investment Management Co. LLC and 1,703,487 ordinary shares held by RS Investment Management, L.P. Voting and dispositive power is shared by RS Investment Management Co. LLC (as to all


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 12
          shares), G. Randall Hecht (as to all shares), and RS Investment Management, L.P. (as to 1,703,487 shares).
     (14) As reported on Schedule 13G filed with the SEC for fiscal 2001. Includes 260,000 ordinary shares held by Liberty Wanger Asset Management, L.P. and 1,400,000 ordinary shares held by Liberty Acorn Trust. Voting and dispositive power is shared by Liberty Wanger Asset Management, L.P. (as to all shares), WAM Acquisition GP, Inc. (as to all shares), and Liberty Acorn Trust (as to 1,400,000 shares).
     (15) Includes options to purchase 1,330,159 ordinary shares exercisable within 60 days of March 31, 2004.


EQUITY COMPENSATION PLAN INFORMATION


                            (AS OF DECEMBER 31, 2003)

                                                                                      NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES     WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                     TO BE ISSUED UPON       EXERCISE PRICE OF    FUTURE ISSUANCE UNDER EQUITY
                                        EXERCISE OF             OUTSTANDING      COMPENSATION PLANS (EXCLUDING
                                    OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      SECURITIES REFLECTED IN
        PLAN CATEGORY                WARRANTS AND RIGHTS        AND RIGHTS                COLUMN (A))
        -------------                -------------------        ----------                -----------
Equity compensation plans
approved by security holders              3,191,351                $2.10                   1,122,020


Equity compensation plans
not approved by security holders                  0                  N/A                           0


     Total                                3,191,351                $2.10                   1,122,020

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gilia BenBassat, an employee of the Company during 2003, is the daughter of Moshe BenBassat, the Company's Chairman and Chief Executive Officer. During 2003, the Company made payments of $73,980 to Gilia BenBassat for services provided as an employee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The compensation of the auditors is either determined by the Company's shareholders or, upon shareholder authorization, by the board of directors upon the recommendation of the audit committee. Auditor compensation is determined according to the nature and volume of the auditors' services.

The approximate fees billed to us by Brightman Almagor and by Luboshitz Kasierer for services rendered with respect to 2002 and 2003 were as follows:

AUDIT FEES. Brightman Almagor billed to the Company an aggregate of approximately $65,000 for professional services rendered in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2003 and its review of the Company's financial statement included in quarterly reports on Form 10-Q during fiscal year 2003.

Brightman Almagor billed to the Company an aggregate of approximately $32,000 for professional services rendered in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2002 and its review of the Company's financial statement included in quarterly reports on Form 10-Q during fiscal year 2002. Brightman Almagor also billed the Company an aggregate of $40,000 for professional services rendered in connection with the reaudit of the financial statements for 1999, 2000 and 2001 and for the first six months of 2002.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 13

Luboshitz Kasierer billed to the Company an aggregate of approximately $17,000 for professional services rendered in connection with its audit of the Company's financial statements for fiscal year 2002 and its review of the Company's financial statements included in quarterly reports on Form 10-Q during fiscal year 2002.

AUDIT-RELATED FEES. During fiscal years 2002 and 2003, neither Brightman Almagor nor Luboshitz Kasierer billed the Company for any assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees" above.

TAX FEES. Brightman Almagor billed the Company an aggregate of approximately $11,000 for tax compliance, tax advice and tax planning services during 2003. Neither Brightman Almagor nor Luboshitz Kasierer billed the Company for tax compliance, tax advice and tax planning services during 2002.

ALL OTHER FEES. Brightman Almagor did not bill the Company for any other fees during 2003. Brightman Almagor billed the Company an aggregate of approximately $50,000 for a special investigation during 2002. Luboshitz Kasierer did not bill the Company for any other fees during 2002.

PRE-APPROVAL OF AUDITORS' COMPENSATION. Pursuant to its charter, the audit committee is responsible for pre-approving audit and non-audit services provided to the Company by the independent auditors and, as requested by the board of directors, other public accounting firms (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible). Absent such a request from the board of directors, the Company's management approves the non-audit services provided to the Company by accountants other than the auditors. The audit committee's policy is to pre-approve, as a full committee, all non-audit services provided to the Company by the independent auditors. 100% of the non-audit services provided to the Company by the independent auditors in 2003 were pre-approved by the full audit committee


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 14

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(A)(1) FINANCIAL STATEMENTS - Incorporated by reference to the Registrant's annual report on Form 10-K filed on March 22, 2004.

(A)(2) FINANCIAL STATEMENTS SCHEDULES - Incorporated by reference to the Registrant's annual report on Form 10-K filed on March 22, 2004.

(A)  EXHIBITS

                                  EXHIBIT INDEX
    EXHIBIT
     NUMBER                        DESCRIPTION OF DOCUMENT

3.3  (1)         Articles of Association of ClickSoftware Technologies Ltd., amended and restated as of May 28, 2003
4.1  (2)         Specimen of Ordinary Share Certificate
4.2  (2)         Fourth Amended and Restated Registration Rights Agreement, dated December 15, 1999
10.1 (3)         Form of 2000 Share Option Plan, as amended
10.2 (2)         Form of 2000 Employee Share Purchase Plan
10.6 (2)         Form of 1996 Option Plan
10.7 (2)         Form of 1997 Option Plan
10.8 (2)         Form of 1998 Option Plan
10.9 (2)         Form of 1999 Option Plan
10.12(2)         Form of 2000 Israeli Plan
10.13(2)         Form of 2000 Unapproved U.K. Share Scheme
10.14(2)         Form of 2000 Approved U.K. Share Scheme
10.17(4)         Employment Agreement between ClickSoftware Technologies Ltd. and Shmuel Arvatz
10.18(5)         Amended Form of Indemnification Agreement
10.19(5)         Amended Employment Agreement between ClickSoftware Technologies Ltd. and Moshe BenBassat
10.20(5)         2003 Israeli Share Option Plan
10.21(6)         Form of 2000 Unapproved U.K. Share Scheme, as amended
10.22(6)         Form of 2000 U.K. Share Scheme, as amended
14   (6)         Code of Ethics for Principal Executive Officer and Senior Financial Officers
21.1 (6)         Subsidiaries of the Registrant
23.1 (6)         Consent of Brightman Almagor & Co., member of Deloitte Touche Tohmatsu
31.1             Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2             Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of the Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2             Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's report on Form 10-Q filed on August 13, 2003.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 15

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (file no. 333-30274), as amended.
(3) Incorporated by reference to the Registrant's definitive proxy statement filed on August 6, 2001.
(4) Incorporated by reference to the Registrant's annual report on Form 10-K filed on March 24, 2003.
(5) Incorporated by reference to the Registrant's definitive proxy statement filed on April 30, 2003.
(6) Incorporated by reference to the Registrant's annual report on Form 10-K filed on March 22, 2004.

(B)  REPORTS ON FORM 8-K:

On October 27, 2003, the Company furnished to the Commission a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's financial results for the quarter ended September 30, 2003.


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                        CLICKSOFTWARE TECHNOLOGIES LTD.


                                        By:     /s/ Shmuel Arvatz
                                        -----------------------------
                                                 Shmuel Arvatz
                                                 Chief Financial Officer

                                        Date:    April 28, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                     TITLE                               DATE
-----------------------------   --------------------------------------------------  ----------------
/s/ Dr. Moshe Benbassat          Chief Executive Officer and Chairman of the         April 28, 2004
-----------------------------    Board of Directors (Principal Executive Officer)
    Dr. Moshe BenBassat


/s/ Shmuel Arvatz                Chief Financial Officer                             April 28, 2004
-----------------------------    (Principal Financial and Accounting Officer)
    Shmuel Arvatz


/s/ Naomi Atsmon                 Director                                            April 28, 2004
-----------------------------
    Naomi Atsmon


/s/ Dr. Israel Borovich          Director                                            April 28, 2004
-----------------------------
    Dr. Israel Borovich


/s/ Roni A. Einav                Director                                            April 28, 2004
-----------------------------
    Roni A. Einav


/s/ Dan Falk                     Director                                            April 28, 2004
-----------------------------
    Dan Falk


/s/ James W. Thanos              Director                                            April 28, 2004
-----------------------------
    James W. Thanos


/s/ GIL WEISER                   Director                                            April 28, 2004
-----------------------------
    Gil Weiser


--------------------------------------------------------------------------------
10-K CLICKSOFTWARE TECHNOLOGIES LTD.                                    PAGE 17