Form 10-Q
period 2004-03-31
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2004-05-12
CIK 1105841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

                                       or

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

     Yes [ ]  No [X]

     As of March 31, 2004, there were 27,134,819 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding (net of treasury stock).


================================================================================

                                             ClickSoftware Technologies Ltd.

                                                        FORM 10-Q

                                          FOR THE QUARTER ENDED MARCH 31, 2004



                                                    TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION........................................................................................1


         ITEM 1.  Financial Statements................................................................................1

                  Condensed Consolidated Balance Sheets...............................................................1

                  Condensed Consolidated Statements of Operations.....................................................2

                  Condensed Consolidated Statements of Cash Flows.....................................................3

                  Notes to the Condensed Consolidated Financial Statements............................................4

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............6

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................27

         ITEM 4.  Controls and Procedures............................................................................28




PART II.  OTHER INFORMATION..........................................................................................29


         ITEM 1.  Legal Proceedings..................................................................................29

         ITEM 2.  Changes in Securities and Use of Proceeds..........................................................29

         ITEM 4.  Submission of Matters to a Vote of Security Holders................................................29

         ITEM 5.  Other Information..................................................................................29

         ITEM 6.  Exhibits and Reports on Form 8-K...................................................................29


SIGNATURES...........................................................................................................30

Exhibit 31.1.........................................................................................................31

Exhibit 31.2.........................................................................................................32

Exhibit 32.1.........................................................................................................33

Exhibit 32.2.........................................................................................................34

                                                           -i-


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2004                2003
                                                                               ------------        ------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................        $      6,871        $      7,695
    Short-term investments.............................................               5,252               3,394
    Trade receivables, net.............................................               2,864               3,362
    Other receivables and prepaid expenses.............................               1,581                 722
                                                                               ------------        ------------
        Total current assets...........................................              16,568              15,173
                                                                               ------------        ------------
    Long-term investments..............................................                 550                 580
    Severance pay deposits.............................................                 788                 779
    Property and equipment, net........................................                 937                 923
                                                                               ------------        ------------
        Total assets...................................................        $     18,843        $     17,455
                                                                               ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses..............................               3,530               4,077
    Deferred revenues..................................................               4,039               2,275
                                                                               ------------        ------------
        Total current liabilities......................................               7,569               6,352
                                                                               ------------        ------------

LONG-TERM LIABILITIES:
    Accrued severance pay..............................................               1,500               1,490
                                                                               ------------        ------------
        Total liabilities .............................................               9,069               7,842
                                                                               ------------        ------------

SHAREHOLDERS' EQUITY:
    Special preferred shares NIS 0.02 par value: Authorized -
        5,000,000 as of March 31, 2004 and December 31, 2003; no
        issued and outstanding shares as of March 31, 2004 and
        December 31, 2003............................................
    Ordinary shares of NIS 0.02 par value: Authorized - 100,000,000 as of March 31, 2004 and December 31, 2003; Issued -
        27,173,819 shares as of March 31, 2004 and 27,119,955 shares as of December 31, 2003. Outstanding - 27,134,819 shares as of March 31, 2004 and 27,080,955 shares as of December 31,
        2003.........................................................                   109                 109
    Additional paid-in capital.........................................              70,397              70,276
    Deferred stock compensation........................................                 (32)                  -
    Accumulated deficit................................................             (60,657)            (60,729)
                                                                               ------------        ------------
                                                                                      9,817               9,656
Treasury stock, at cost: 39,000 shares.................................                 (43)                (43)
                                                                               ------------        ------------
        Total shareholders' equity.....................................               9,774               9,613
                                                                               ------------        ------------
        Total liabilities and shareholders' equity.....................        $     18,843        $     17,455
                                                                               ============        ============


        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             CLICKSOFTWARE TECHNOLOGIES LTD.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                       (UNAUDITED)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------------
                                                                                        2004                   2003
                                                                                    -------------         -------------
Revenues:
   Software license.........................................................        $       2,270         $       2,245
   Services.................................................................                2,738                 2,896
                                                                                    -------------         -------------
      Total revenues........................................................                5,008                 5,141
                                                                                    =============         =============

Cost of revenues:
   Software license.........................................................                  207                   131
   Services.................................................................                1,402                 1,677
                                                                                    -------------         -------------
      Total cost of revenues................................................                1,609                 1,808
                                                                                    =============         =============

      Gross profit..........................................................                3,399                 3,333
                                                                                    =============         =============

Operating expenses:
   Research and development expenses, net...................................                  741                   486
   Selling and marketing expenses...........................................                1,954                 1,955
   General and administrative expenses......................................                  673                   730
   Amortization of deferred Stock-based compensation (1)....................                    -                    75
                                                                                    -------------         -------------
      Total operating expenses..............................................                3,368                 3,246
                                                                                    =============         =============
      Operating income......................................................                   31                    87
Interest and other income, net .............................................                   41                    71
                                                                                    -------------         -------------
   Net income...............................................................        $          72         $         158
                                                                                    =============         =============

Basic net income per share..................................................                $0.00                 $0.01
                                                                                    =============         =============

Diluted net income per share................................................                $0.00                 $0.01
                                                                                    =============         =============

Shares used in computing basic net income per share.........................           27,036,273            25,616,410
                                                                                    =============         =============

Shares used in computing diluted net income per share.......................           28,696,878            25,616,410
                                                                                    =============         =============

         Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                        Three Months Ended March 31,
                                                                                    -----------------------------------
                                                                                        2004                   2003
                                                                                    -------------         -------------

Cost of revenues............................................................        $          --         $           5
Research and development expenses...........................................                   --                    11
Selling and marketing expenses..............................................                   --                     3
General and administrative expenses.........................................                   --                    56
                                                                                    -------------         -------------
   Total....................................................................        $          --         $          75
                                                                                    =============         =============

            The accompanying notes are an integral part of these condensed consolidated financial statements.


                                           CLICKSOFTWARE TECHNOLOGIES LTD.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------------
                                                                                        2004                   2003
                                                                                    -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income................................................................          $          72         $         158

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation..........................................................                     94                   132
    Amortization of deferred compensation.................................                     --                    75
    Unrealized loss from investments......................................                     16                    11
    Severance pay, net....................................................                      1                   (62)
    Trade receivables.....................................................                    498                 1,569
    Other receivables and  prepaid expenses...............................                   (859)                 (208)
    Accounts payable and accrued expenses.................................                   (547)                 (461)
    Deferred revenues.....................................................                  1,764                   778
                                                                                    -------------         -------------
Net cash provided by operating activities.................................                  1,039                 1,992
                                                                                    =============         =============

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of investments...............................................                 (1,844)                 (176)
    Purchases of equipment................................................                   (108)                   (5)
                                                                                    -------------         -------------
Net cash used in investing activities.....................................                 (1,952)                 (181)
                                                                                    =============         =============

CASH FLOWS FROM FINANCING ACTIVITIES:

    Short-term debt, net..................................................                     --                    (4)
    Employee options exercised............................................                     89                    --
                                                                                    -------------         -------------
Net cash provided by (used in) financing activities.......................                     89                    (4)
                                                                                    =============         =============

Increase (decrease) in cash and cash equivalents..........................                   (824)                1,807
Cash and cash equivalents at beginning of period..........................                  7,695                 3,400
                                                                                    -------------         -------------
Cash and cash equivalents at end of period................................          $       6,871         $       5,207
                                                                                    =============         =============

Supplemental cash flow information:
Cash paid for interest....................................................          $           5         $           2
                                                                                    =============         =============


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF MARCH 31, 2004 AND FOR THE THREE MONTHS ENDED
                       MARCH 31, 2004 AND MARCH 31, 2003)
               (IN THOUSANDS, EXCEPT SHARE DATA AND SHARE NUMBERS)


1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2003 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission on March 22, 2004 (the "2003 10-K"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements as of and for the year ended December 31, 2003, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

2.   REVENUE RECOGNITION

     The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended.

     In accordance with SOP 97-2, revenues from software license fees are recognized when persuasive evidence of an arrangement exists, the software product covered by written agreement or a purchase order signed by the customer has been delivered, the license fees are fixed and determinable and collection of the license fees is considered probable. Revenues from software product license agreements, which require significant customization and modification of the software product are deferred and recognized using the percentage-of-completion method of contract accounting in accordance with AICPA Statement of Position 81-1. When software arrangements involve multiple elements the Company allocates revenue to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence
(VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier.

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

3.   STOCK-BASED COMPENSATION

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

     If stock-based compensation had been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net income
(loss) and basic and diluted net income (loss) per share would have increased or decreased to the following pro-forma amounts:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              -------------------------------------
                                                                                  2004                     2003
                                                                              ------------             ------------
                                                                                     (IN THOUSANDS, EXCEPT PER
                                                                                          SHARE AMOUNTS)
Net Income
   As reported..............................................................  $        72              $       158
   Add - stock based compensation determined under SFAS 123.................           --                       75
   Deduct - stock based compensation determined under SFAS 123..............         (217)                     (82)
                                                                              ------------             ------------
   Pro-forma................................................................  $      (145)             $       151
                                                                              ============             ============
Basic net income per share
   As reported..............................................................  $      0.00              $      0.01
   Pro-forma................................................................  $     (0.01)             $      0.01
Diluted net income per share
   As reported..............................................................  $      0.00              $      0.01
   Pro-forma................................................................  $     (0.01)             $      0.01

     Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the following weighted-average assumptions: (1) expected life of 5 years ;(2) dividend yield of 0%; (3) expected volatility of 152% (corresponding period prior year 149%); and (4) risk-free interest rate of 3.1% (corresponding period prior year 4%).

4.   BASIC AND DILUTED NET INCOME PER SHARE

     Basic and diluted net income per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net income per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

     Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net income per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of basic net income per share were 3,526,245 and 3,504,756 for the three months ended March 31, 2004 and March 31, 2003, respectively. The total number of shares excluded from the calculations of diluted net income per share were 1,851,909 for the three months ended March 31, 2004.

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

     Revenues for the first quarter of 2004 amounted to $5 million, a shortfall of approximately $1.3 million from our projections for this quarter. Despite the shortfall in revenues, we have maintained operational profitability for the fifth consecutive quarter. We attribute the shortfall in revenues primarily to delays in the closing of certain new contracts due to a number of factors, including the types of organizations that we are selling to and our indirect sales efforts through our channel partners, as well as to the seasonality of the enterprise software industry. We believe that most of the revenues from the contracts that we had expected to close in the first quarter will be recognized later this year, although no assurances can be given in that regard.

     The Company's cash and cash-equivalents, and short and long-term investments increased to approximately $12.7 million at the end of the first quarter of 2004 from $11.7 million at the end of the fourth quarter of 2003.

     We believe that our future performance will primarily depend on our ability to continue selling and implementing service optimization solutions. We believe that we can manage the level of our expenses so as to maintain annual profitability if we achieve our revenue targets.

     With larger customers generating larger transactions, and with the greater involvement of our channel partners in many of the transactions, the results of any one quarter will be more difficult to predict and will not necessarily be indicative of full-year performance. Because a significant portion of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues, if revenue levels fall below expectations, net income may be disproportionately affected. All of our projections are subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

                              RESULTS OF OPERATIONS

     Our operating results, expressed as a percentage of revenues, for each of the three month periods ended March 31, 2004 and 2003 are as follows:

                                                              QUARTER ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Revenues:
   Software license......................................     45%          44%
   Services..............................................     55           56
                                                          --------     --------
     Total Revenues......................................    100          100
Cost of Revenues:
   Software License......................................      4            2
   Services..............................................     28           33
                                                          --------     --------
     Total cost of revenues..............................     32           35
                                                          --------     --------
Gross Profit                                                  68           65
                                                          ========     ========
Operating Expenses:
   Research and Development expenses, net................     15           10
   Selling and Marketing expenses........................     39           38
   General and Administrative  Expenses..................     13           14
   Amortization of deferred Stock-based Compensation.....      0            1
                                                          --------     --------
Total Operating Expenses.................................     67           63
                                                          ========     ========
Operating Profit.........................................      1            2
                                                          ========     ========
Interest and other income, net...........................      0            1
                                                          ========     ========
Net Income...............................................      1%           3%
                                                          ========     ========

REVENUES

                                                  REVENUE BREAKDOWN
                                       ----------------------------------------
                                        Q1/2004        % CHANGE        Q1/2003
                                       ---------       ---------      ---------
                                                    (IN THOUSANDS)
Revenues:
Software license...................    $  2,270            1%         $  2,245
Percentage of total revenues.......          45%                            44%
Services...........................       2,738           (5)%           2,896
Percentage of total revenues.......          55%                            56%
Total Revenues.....................    $  5,008           (3)%        $  5,141

     Revenues decreased $0.1 million, or 3%, to $5.0 million for the three months ended March 31, 2004, from $5.1 million for the three months ended March 31, 2003. The decrease in revenues was the result of delay in closing certain new contracts.

     In the coming quarters of 2004, we continue to project growth in our business based on our recurring revenue stream, current sales prospects, pilot projects that may develop into full-scale contracts and expectations of expanding channel relationships. This projection is subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS.

                                                  REVENUE BY TERRITORY
                                       ----------------------------------------
                                        Q1/2004        % CHANGE        Q1/2003
                                       ---------       ---------      ---------
                                                    (IN THOUSANDS)
Revenues:
North America......................    $  1,792          (17)%        $  2,152
Europe.............................       2,573           14%            2,257
Asia Pacific and Africa............         643          (12)%             732
Total Revenues.....................    $  5,008           (3)%        $  5,141

     For the three months ended March 31, 2004, 36% of our revenues were generated in North America (with 27% in the U.S.), 51% in Europe (with 21% in Germany and 19% in Netherlands) and 13% in Asia Pacific and Africa. For the three months ended March 31, 2003, 42% of our revenues were generated in North America (with 33% in the U.S.), 44% in Europe (with 20% in the Netherlands and 13% in the U.K.) and 14% in Asia Pacific and Africa. We do not anticipate material variances from our historical geographic breakdown for the full year of 2004 as compared to 2003 and will continue our sales efforts in each territory.

SOFTWARE LICENSES

     As reflected in the table entitled "Revenue Breakdown", above, software license revenues were $2.3 million or 45% of revenues for the three months ended March 31, 2004 and $2.2 million or 44% of revenues for the three months ended March 31, 2003.

SERVICES

     Service revenues were $2.7 million or 55% of revenues for the three months ended March 31, 2004 and $2.9 million or 56% of revenues for the three months ended March 31, 2003. The decrease in services revenues by $0.2 million or 5% from the three months ended March 31, 2003 was primarily due to a decrease in consulting services partially offset by an increase in post-contract support agreements.

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

     Cost of revenues was $1.6 million or 32% of revenues for the three months ended March 31, 2004 and $1.8 million or 35% of revenues for the three months ended March 31, 2003. The decrease in cost of revenues by $0.2 million or 11% from the three months ended March 31, 2003 was primarily due decrease in our professional services activities in the first quarter.

     We expect our cost of revenues on an absolute basis to continue to increase in the coming quarters of 2004 as a natural consequence of the projected growth of our revenues. We expect our fixed cost of revenues to increase moderately and our variable cost of revenues to grow in proportion to the extent that our revenues grow.

COST OF SOFTWARE LICENSES

     Cost of software license revenues were $0.2 million or 4% of revenues for the three months ended March 31, 2004 and $0.1 million or 2% for the three months ended March 31, 2003. The increase in the cost of software license revenues by $76,000 or 58% from the three months ended March 31, 2003 was primarily due to costs that we incurred in obtaining third-party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold during the first quarter of 2004.

COST OF SERVICES

     Cost of service revenues was $1.4 million or 28% of revenues for the three months ended March 31, 2004 and $1.7 million or 33% of revenues for the three months ended March 31, 2003. The decrease in the cost of service revenues by $0.3 million or 16% from the three months ended March 31, 2003 was primarily due to the decrease of our professional services activities in the first quarter of 2004.

GROSS PROFIT

     Gross profit was $3.4 million, or 68% of revenues for the three months ended March 31, 2004 and $3.3 million, or 65% of revenues for the three months ended March 31, 2003.

     The slight increase in gross profit by $0.1 million or 2% and the increase in gross margins by 3% from the three months ended March 31, 2003 was due to more profitable generation of service revenues.

     If we achieve our revenue target in 2004, we believe that we will be able to manage our level of expenses to maintain our current level of gross profit.

OPERATING EXPENSES

     Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and share based compensation.

                                                  OPERATING EXPENSES
                                       ----------------------------------------
                                        Q1/2004        % CHANGE        Q1/2003
                                       ---------       ---------      ---------
                                                    (IN THOUSANDS)
Operating Expenses:
   Research and development
     expense, net..................    $    741           52%         $    486
   Selling and marketing expenses..       1,954            0%            1,955
   General and administrative
     expense.......................         673           (8)%             730
   Amortization of deferred
     stock-based compensation......          --          n/a                75
Total Operating Expenses...........    $  3,368            4%         $  3,246
Average No. of employees...........         134                            112

     Total operating expenses were $3.4 million or 67% of revenues for the three months ended March 31, 2004 and $3.2 million or 63% of revenues for the three months ended March 31, 2003. The slight increase in operating expenses (excluding amortization of deferred stock-based compensation) by $0.2 million or 6% from the three months ended March 31, 2003 reflects mainly an increase in our research and development expenses, due to an increase in the number of employees engaged in research and development activities, offset by a decrease in general and administrative expenses due to a decrease in bad debt charges.

     We anticipate a moderate increase in our operating expenses on an absolute basis in the coming quarters of 2004, particularly our selling and marketing expenses, as we expand our sales efforts. We expect our fixed operating expenses to increase moderately and our variable operating expenses to grow in proportion to the extent that our revenues grow.

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

     Research and development expenses, net of related grants, were $0.7 million or 15% of revenues for the three months ended March 31, 2004 and $0.5 million or 10% of revenues for the three months ended March 31, 2003. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, were $0.7 million for the three months ended March 31, 2004 and $0.5 million for the three months ended March 31, 2003. We neither received nor accrued any grants from the Chief Scientist for the three months ended March 31, 2004, and we received grants of $14,000 for the three months ended March 31, 2003. The increase in research and development expenses by $0.2 million or 52% from the three months ended March 31, 2003 was primarily due to an increase in number of our research and development personnel.

     We anticipate a moderate increase in our gross research and development expenses on an absolute basis in the coming quarters of 2004 as we expand our overall activities. This expense may decrease if we are awarded research and development grants, which are subject to the approval of the Office of the Chief Scientist.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

     Selling and marketing expenses were $2.0 million or 39% of revenues for the three months ended March 31, 2004 which is consistent with $2.0 million or 38% of revenues for the three months ended March 31, 2003. We expect selling and marketing expenses to increase moderately in the remaining quarters of 2004 as we expand our sales efforts, particularly in the market for large-scale service optimization solutions.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, legal, accounting, human resources, facilities, provision for doubtful accounts and costs related to our status as a public company.

     General and administrative expenses were $0.7 million or 13% of revenues for the three months ended March 31, 2004 and $0.7 million or 14% of revenues for the three months ended March 31, 2003. The decrease in general and administrative expenses by $57,000 or 8% from the three months ended March 31, 2003 was primarily due to a decrease in bad debt charges.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Amortization of stock-based compensation represents the aggregate difference, at the date of grant, between the respective exercise prices of stock options and the deemed fair market value of the underlying stock. Deferred stock-based compensation is amortized over the vesting period of the underlying options, generally four years.

     Stock-based compensation expenses for the three months ended March 31, 2003 amounted to $75,000 of previously recorded deferred stock-compensation. There were no stock-based compensation expenses for the three months ended March 31, 2004. As of March 31, 2004, there was only a minimal deferred compensation balance.

INTEREST AND OTHER INCOME, NET

     Interest and other income includes interest income earned on our cash, cash equivalents and short and long-term investments, offset by interest expense, and also include the effects of foreign currency fluctuations.

     Interest income, net of interest expenses, was $41,000 for the three months ended March 31, 2004 and $71,000 for the three months ended March 31, 2003. The decrease in interest income resulted from decreased gains realized from currency fluctuations.

INCOME TAXES

     Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian tax rate on our Australian income and the Israeli tax rate discussed below.

     Israeli companies are currently generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     There was no material change from the December 31, 2003 operating loss carryforwards. As of December 31, 2003, the Company had approximately $18.5 million of Israeli net operating loss carryforwards, approximately $27.5 million of U.S. federal net operating loss carryforwards and approximately $8.3 million of the European subsidiaries net operating loss carryforwards available to offset future taxable income. The Israeli and the European net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards will expire gradually over the years 2008 through 2022.

NET INCOME

     Net income was $0.1 million or 1% of revenues for the three months ended March 31, 2004 and $0.2 million or 3% of revenues for the three months ended March 31, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

     Our cash and investments increased by $1.0 million or 9% to $12.7 million as of March 31, 2004 from $11.7 million as of December 31, 2003. Our primary sources of cash and investments during the three months ended March 31, 2004 were cash flows generated from operations of $1.0 million and $0.1 million from exercises of employee stock options.

     As of March 31, 2004 we had cash and cash equivalents of approximately $6.9 million, short-term investments of approximately $5.2 million and long-term investments of approximately $0.6 million. As of March 31, 2004 approximately $1.5 million in short-term and long-term investments had been deposited with banks to secure letters of credit totaling approximately $1.3 million, which are described below. Our cash, short-term investments and long-term investments are invested or deposited in low-risk and predominantly U.S.-denominated investments and bank deposits.

                                                 CASH AND INVESTMENTS
                                       ----------------------------------------
                                        Q1/2004        % CHANGE        Q1/2003
                                       ---------       ---------      ---------
                                                    (IN THOUSANDS)


Cash and cash equivalents..........    $  6,871                       $  7,695
Short-term investments.............       5,252                          3,394
Long-term investments..............         550                            580
Total cash and investments.........    $ 12,673            9%         $ 11,669

     For the three months ended March 31, 2004, net cash provided by operations was $1.0 million, comprised of our net income of $0.1 million, a decrease in trade receivables of $0.5 million, an increase in other receivables of $0.9 million, a decrease in accounts payable of $0.5 million, an increase in deferred revenue of $1.8 million and non-cash charges of $0.1 million. For the three months ended March 31, 2003, net cash provided by operations was $2.0 million, comprised of our net income of $0.2 million, a decrease in trade receivables of $1.6 million, an increase in other receivables of $0.2 million, a decrease in accounts payable of $0.5 million, an increase in deferred revenue of $0.8 million and non-cash charges of $0.2 million.

     Net cash used in investment activities was $1.9 million for the three months ended March 31, 2004, of which $1.8 million was primarily invested in bank deposits and $0.1 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investment activities was $0.2 million for the three months ended March 31, 2003, of which $0.2 million was primarily invested in bank deposits.

     There were no material financing activities for the three months ended March 31, 2004 and 2003.

     As of March 31, 2004, we had outstanding trade receivables of approximately $2.9 million, which represented approximately 57% of revenues for the three months ended March 31, 2004. Our trade receivables typically have 30 to 60 day terms; although we also negotiate longer payment plans with some of our clients. Days sales outstanding ("DSO"), calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date, increased slightly to 51 days as of March 31, 2004 from 48 days as of December 31, 2003.

     We have various commitments primarily related to guarantees, letters of credit and capital lease obligations. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to March 31, 2004:

                                                                  TOTAL
                                                                 AMOUNTS
                                                                COMMITTED           AMOUNT OF COMMITMENT EXPIRATION
                                                                   (IN                 PER PERIOD (IN THOUSANDS)
                                                                THOUSANDS)     ----------------------------------------
                   COMMERCIAL COMMITMENTS                                         2004            2005       AFTER 2005
-----------------------------------------------------------    -----------     ----------      ----------    ----------
Guarantees/Letters of Credit.............................       $   1,308      $      798      $      469    $       41

                                                                         PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                               --------------------------------------------------------
                  CONTRACTUAL OBLIGATIONS                         TOTAL           2004           2005          2006-7
-----------------------------------------------------------    -----------     ----------      ----------    ----------
Lease Obligations........................................       $   1,030      $     492       $     285      $     253

     We have entered into standby letter of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts. As of March 31, 2004, contingent liabilities on outstanding letter of credit agreements aggregated approximately $1.3 million (of which $0.4 million expired in April 2004). Most of these obligations are scheduled to expire during 2004. We expected to renew some of these letters of credit in 2004. The letters of credit are secured by $1.5 million in deposits to cover potential payments under the guarantees.

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

     Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $6.8 million (full commitment including LIBOR and 150% for some projects) related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of

LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of March 31, 2004, we had paid or accrued royalties related to the results of research and development in the amount of $3.3 million. The estimated current net commitment is approximately $3.5 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants, if sufficient sales are not generated.

     Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and investments in computers and office equipment. We intend to continue investing significant resources in our selling and marketing, research and development operations in the future and investments in computers and office equipment. We attained profitability in the three months ending March 31, 2003 and have maintained profitability for the subsequent four quarters. Our ability to maintain profitability will depend on our ability to increase our revenues while continuing to control our expenses. However, we cannot assure you that we will be able to maintain profitability, particularly given the current economic conditions and a potential reduction in information technology spending by our current and prospective customers. Moreover, the trend towards larger customers generating larger transactions, and the increased involvement of our channel partners in many of our transactions make it more difficult for us to predict the revenues of each quarter, but a significant percentage of our expenses are fixed in the short term. If we are not successful in maintaining profitability, we will be required to seek new, external sources of financing, which may not be available to us on favorable terms or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to out shareholders.

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

     None.

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

     Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues comes from orders placed towards the end of a quarter. From time to time, we are reliant upon a sale of significant size to a single customer. A delay in the completion of any such sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant. Because of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues, if revenue levels fall below expectations, net income may be disproportionately affected. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

     o the volume and timing of customer orders, including a trend toward larger customers generating larger transactions;

     o    the general seasonality of the enterprise software industry;

     o internal budget constraints and approval processes of our current and prospective clients;

     o    the length and unpredictability of our sales cycle;

     o    the indirect nature of our sales efforts through our channel partners;

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

     o    foreign currency exchange rate fluctuations; and

     o    general economic conditions.

Because of the numerous factors that may cause fluctuations in our quarterly operating results, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance.

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

FAILURE OF THE MARKET TO ACCEPT OUR PRODUCTS WOULD ADVERSELY AFFECT OUR PROFITABILITY.

     Historically, all of our operating revenue has come from sales of, and services related to, our Service Optimization Suite, which enables efficient provisioning of services in enterprise environments. Our Service Optimization Suite includes ClickSchedule, ClickFix, ClickAnalyze, ClickPlan, ClickMobile and ClickForecast. We continually improve and enhance our Service Optimization Suite to meet market requirements. Our growth depends on the development of market acceptance of these products. We have no guarantee that the sales of our products will continue to develop as we anticipate, or at all. Lack of long-term demand for our products would have a material adverse effect on our business and operating results.

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

     David Schapiro, our Executive Vice President, Markets and Products, and Hannan Carmeli, our Executive Vice President, Product Services and Operations, as well as other male employees located in Israel, are currently obligated to perform up to 39-45 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK.

     Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro are increasing. In the three month period ended March 31, 2004, 17% of our costs were incurred in GBP and 7% in the Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In the three month period ended March 31, 2004, 25% of our costs were incurred in NIS. In the three month period ended March 31, 2004, we incurred 8% of our costs in the Australian Dollar. In addition to above, we have balance sheet exposure related to foreign net assets. We cannot assure you that we will be able to adequately protect ourselves against such risks.

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

     As of March 31, 2004, our executive officers, directors and entities affiliated with them beneficially owned approximately 20.9% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF US, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

     Provisions of Israeli corporate and tax law and of our articles of association may have the effect of delaying, preventing or making more difficult any merger or acquisition of us, even if doing so would be beneficial to our shareholders. In addition, any merger or acquisition of us will require the prior consent of the Chief Scientist. Israeli law regulates mergers, votes required to approve a merger, acquisition of shares through tender offers and transactions involving significant shareholders. In addition, our articles of association provide for a staggered board of directors and for restrictions on business combinations with interested shareholders. Any of these provisions may make it more difficult to acquire us. Accordingly, an acquisition of us could be delayed or prevented even if it would be beneficial to our shareholders.

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES.

     As of March 31, 2004, we had 27,134,819 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of March 31, 2004, we had 3,198,207 ordinary shares issuable upon exercise of outstanding options, and 1,522,684 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed Registration Statements on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

     We develop products in Israel and sell them primarily in North America, Europe, and the Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the three month period ended March 31, 2004, 57% of our revenues and 42% of our expenses were denominated in U.S. dollars. Since our financial results are reported in our functional currency, U.S. dollars, fluctuations in the exchange rates between the dollar and non-dollar currencies may have a material effect on our results of operations. The exposure to currency exchange rate changes is diversified due to the number of different countries and currencies in which we conduct business. The main currencies are US$, NIS, GBP and Euro.

     In addition to above, we have balance sheet exposure related to foreign net assets.

     We enter from time to time into forward contracts related to foreign currency rates in order to protect against foreign currency accounts receivables and certain forecasted transactions. We do not participate in any speculative investments.

INTEREST RATE RISK

     As of March 31, 2004, we had cash and cash equivalents of $12.1 million, which consist of cash and highly liquid short-term investments. A substantial decrease in market interest rates would have immaterial impact on our financial condition.

     The following table provides information about our investment portfolio, cash, and long-term debts as of March 31, 2004 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.


     YEAR OF MATURITY                                                 2004
     (in thousands of dollars)

     A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
     Cash and Cash equivalents                                      $6,871
       Average interest rate                                          0.7%

     Short Term Bonds                                               $2,500
       Average interest rate                                         1.06%

     Bank deposits                                                  $3,302
       Average interest rate                                          1.4%

     B) LONG-TERM DEBTS:
     None.


ITEM 4.  CONTROLS AND PROCEDURES

     Based on their evaluation as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified within the SEC's rules and instructions for Form 10-Q.

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system have been met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

         (a)      Exhibits


--------------------- ----------------------------------------------------------
   EXHIBIT NUMBER                            DESCRIPTION
--------------------- ----------------------------------------------------------
        31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------- ----------------------------------------------------------
        31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------- ----------------------------------------------------------
        32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------- ----------------------------------------------------------
        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------- ----------------------------------------------------------

         (b)      Reports on Form 8-K:

         On February 9, 2004, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's financial results for the year and quarter ended December 31, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CLICKSOFTWARE TECHNOLOGIES LTD.
                                   (Registrant)

                                   By: /s/ SHMUEL ARVATZ
                                      ------------------------------------------
                                           Shmuel Arvatz
                                           Executive Vice President and
                                           Chief Financial Officer

        Date: May 12, 2004