Form 10-Q
period 2004-06-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2004-08-11
CIK 1105841

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

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________

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

        Yes [X] No[ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes [ ] No [X]

        As of June 30, 2004, there were 27,305,371 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding (net of treasury stock).

================================================================================


                                 CLICKSOFTWARE TECHNOLOGIES LTD.

                                            FORM 10-Q

                               FOR THE QUARTER ENDED JUNE 30, 2004



                                        TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION.................................................................1


         ITEM 1.  Financial Statements.........................................................1

                  Condensed Consolidated Balance Sheets........................................1

                  Condensed Consolidated Statements of Operations..............................2

                  Condensed Consolidated Statements of Cash Flows..............................4

                  Notes to the Condensed Consolidated Financial Statements.....................5

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of  Operations.......................................................7

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................32

         ITEM 4.  Controls and Procedures.....................................................33




PART II. OTHER INFORMATION....................................................................34


         ITEM 1.  Legal Proceedings...........................................................34

         ITEM 2.  Changes in Securities and Use of Proceeds...................................34

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........................35

         ITEM 5.  Other Information...........................................................35

         ITEM 6.  Exhibits and Reports on Form 8-K4...........................................35


SIGNATURES....................................................................................36

Exhibit 31.1..................................................................................37

Exhibit 31.2..................................................................................38

Exhibit 32.1..................................................................................39

Exhibit 32.2..................................................................................40


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   2004                2003
                                                                               ------------        ------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................        $      4,378        $      7,695
    Short-term investments.............................................               7,760               3,394
    Trade receivables, net.............................................               3,768               3,362
    Other receivables and prepaid expenses.............................               1,016                 722
                                                                               ------------        ------------
        Total current assets...........................................              16,922              15,173
                                                                               ------------        ------------
    Long-term investments..............................................                 550                 580
    Severance pay deposits.............................................                 840                 779
    Property and equipment, net........................................                 999                 923
                                                                               ------------        ------------
        Total assets...................................................        $     19,311        $     17,455
                                                                               ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses..............................        $      3,661        $      4,077
    Deferred revenues..................................................               3,946               2,275
                                                                               ------------        ------------
        Total current liabilities......................................               7,607               6,352
                                                                               ------------        ------------

LONG-TERM LIABILITIES:
    Accrued severance pay..............................................               1,564               1,490
                                                                               ------------        ------------
        Total liabilities .............................................               9,171               7,842
                                                                               ------------        ------------

SHAREHOLDERS' EQUITY:
    Special preferred shares NIS 0.02 par value: Authorized -
        5,000,000 as of June 30, 2004 and December 31, 2003; no
        issued and outstanding shares as of June 30, 2004 and
        December 31, 2003............................................
    Ordinary shares of NIS 0.02 par value: Authorized - 100,000,000 as of June 30, 2004 and December 31, 2003; Issued -
        27,344,371 shares as of June 30, 2004 and 27,119,955 shares as of December 31, 2003. Outstanding - 27,305,371 shares as of June 30, 2004 and 27,080,955 shares as of December 31,
        2003.........................................................                   110                 109
    Additional paid-in capital.........................................              70,871              70,276
    Deferred stock compensation........................................                (371)                  -
    Accumulated deficit................................................             (60,427)            (60,729)
                                                                               -------------       ------------
                                                                                     10,183               9,656
Treasury stock, at cost: 39,000 shares.................................                 (43)                (43)
                                                                               ------------        ------------
        Total shareholders' equity.....................................              10,140               9,613
                                                                               ------------        ------------
        Total liabilities and shareholders' equity.....................        $     19,311        $     17,455
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


                                     CLICKSOFTWARE TECHNOLOGIES LTD.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                                2004           2003
                                                                             ----------     ----------
Revenues:
   Software license.....................................................     $    1,912     $    2,310
   Services.............................................................          3,507          2,750
                                                                             ----------     ----------
      Total revenues....................................................          5,419          5,060
                                                                             ==========     ==========

Cost of revenues:
   Software license.....................................................            169            305
   Services.............................................................          1,656          1,422
                                                                             ----------     ----------
      Total cost of revenues............................................          1,825          1,727
                                                                             ==========     ==========

      Gross profit......................................................          3,594          3,333
                                                                             ==========     ==========

Operating expenses:
   Research and development expenses, net...............................            600            508
   Selling and marketing expenses.......................................          2,054          1,827
   General and administrative expenses..................................            701            767
   Amortization of deferred Stock-based compensation (1)................              3             26
                                                                             ----------     ----------
      Total operating expenses..........................................          3,358          3,128
                                                                             ==========     ==========
      Operating income..................................................            236            205
Interest and other expenses, net .......................................             (6)           (32)
                                                                             ----------     ----------
   Net income...........................................................     $      230     $      173
                                                                             ==========     ==========

Basic and diluted net income per share..................................     $     0.01     $     0.01
                                                                             ==========     ==========


Shares used in computing basic net income per share.....................     27,156,999     25,647,888
                                                                             ==========     ==========

Shares used in computing diluted net income per share...................     28,360,995     25,942,114
                                                                             ==========     ==========


(1)     Amortization of deferred stock-based compensation would be further classified as follows:


                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                                2004           2003
                                                                             ----------     ----------

Cost of revenues........................................................     $        -     $        2

Research and development expenses.......................................              -              4

Selling and marketing expenses..........................................              -              1
General and administrative expenses.....................................              3             19
                                                                             ----------     ----------
   Total................................................................     $        3     $       26
                                                                             ==========     ==========


    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    CLICKSOFTWARE TECHNOLOGIES LTD.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                              (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------
                                                                         2004                  2003
                                                                      ----------            ----------
Revenues:
   Software license..............................................     $    4,182            $    4,555
   Services......................................................          6,245                 5,646
                                                                      ----------            ----------
      Total revenues.............................................         10,427                10,201
                                                                      ==========            ==========

Cost of revenues:
   Software license..............................................            376                   436
   Services......................................................          3,058                 3,099
                                                                      ----------            ----------
      Total cost of revenues.....................................          3,434                 3,535
                                                                      ==========            ==========

      Gross profit...............................................          6,993                 6,666
                                                                      ==========            ==========

Operating expenses:
   Research and development expenses, net........................          1,341                   994
   Selling and marketing expenses................................          4,008                 3,782
   General and administrative expenses...........................          1,374                 1,497
   Amortization of deferred Stock-based compensation (1).........              3                   101
                                                                      ----------            ----------
      Total operating expenses...................................          6,726                 6,374
                                                                      ==========            ==========
      Operating income...........................................            267                   292
Interest and other income, net ..................................             35                    39
                                                                      ----------            ----------
   Net income....................................................     $      302            $      331
                                                                      ==========            ==========

Basic and diluted net income per share...........................     $     0.01            $     0.01
                                                                      ==========            ==========


Shares used in computing basic net income per share..............     27,096,637            25,632,149
                                                                      ==========            ==========

Shares used in computing diluted net income per share............     27,732,069            25,705,706
                                                                      ==========            ==========


(1)     Amortization of deferred stock-based compensation would be further classified as follows:


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------
                                                                         2004                  2003
                                                                      ----------            ----------
Cost of revenues.................................................     $        -            $        7

Research and development expenses................................              -                    15

Selling and marketing expenses...................................              -                     4
General and administrative expenses..............................              3                    75
                                                                      ----------            ----------
   Total.........................................................     $        3            $      101
                                                                      ==========            ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        CLICKSOFTWARE TECHNOLOGIES LTD.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income................................................................      $        302     $        331

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation..........................................................               190              239
    Amortization of deferred compensation.................................                 3              101
    Unrealized loss from investments......................................                21               11
    Severance pay, net....................................................                13                9
    Trade receivables.....................................................              (406)           1,270
    Other receivables and  prepaid expenses...............................              (294)            (268)
    Accounts payable and accrued expenses.................................              (416)            (906)
    Deferred revenues.....................................................             1,671              954
                                                                                ------------     ------------
Net cash provided by operating activities.................................             1,084            1,741
                                                                                ============     ============

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of investments...............................................            (4,357)          (1,205)
    Purchases of equipment................................................              (266)             (24)
                                                                                ------------     ------------
Net cash used in investing activities.....................................            (4,623)          (1,229)
                                                                                ============     ============

CASH FLOWS FROM FINANCING ACTIVITIES:

    Short-term debt, net..................................................                 -              (17)
    Employees' options exercised and employees' stock purchase plan shares
    purchased.............................................................               222               15
                                                                                ------------     ------------
Net cash provided by (used in) financing activities.......................               222               (2)
                                                                                ============     ============

Increase (decrease) in cash and cash equivalents..........................            (3,317)             510
Cash and cash equivalents at beginning of period..........................             7,695            3,400
                                                                                ------------     ------------
Cash and cash equivalents at end of period................................      $      4,378     $      3,910
                                                                                ============     ============

Supplemental cash flow information:
Cash paid for interest....................................................      $         10     $          8
                                                                                ============     ============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JUNE 30, 2004 AND FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2004 AND JUNE 30, 2003)
               (IN THOUSANDS, EXCEPT SHARE DATA AND SHARE NUMBERS)

                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2004 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2003 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission on March 22, 2004 (the "2003 10-K"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements as of and for the year ended December 31, 2003, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

        If stock-based compensation had been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net income and basic and diluted net income per share would have increased or decreased to the following pro-forma amounts:

                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------     ---------------------------
                                                      2004           2003             2004           2003
                                                  ============   ============     ============   ============
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income
   As reported................................    $       230    $       173      $       302    $       331
   Add - stock based compensation
      determined under APB 25.................              3             26                3            101
   Deduct - stock based compensation
      determined under SFAS 123...............           (260)          (115)            (477)          (197)
   Pro-forma..................................    $       (27)   $        84      $      (172)   $       235
                                                  ============   ============     ============   ============
Basic net income per share
   As reported................................    $      0.01    $      0.01      $      0.01    $      0.01
   Pro-forma..................................    $     (0.00)   $      0.00      $     (0.01)   $      0.01
Diluted net income per share
   As reported................................    $      0.01    $      0.01      $      0.01    $      0.01
   Pro-forma..................................    $     (0.00)   $      0.00      $     (0.01)   $      0.01

        Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the following weighted-average assumptions: (1) expected life of 5 years ;(2) dividend yield of 0%; (3) expected volatility of 150% (corresponding period prior year 149%); and (4) risk-free interest rate of 3.1% (corresponding period prior year 4%).

4.      BASIC AND DILUTED NET INCOME PER SHARE

        Basic and diluted net income per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net income per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

        Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net income per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of basic net income per share were 3,521,856 and 3,892,993 for the three months ended June 30, 2004 and June 30, 2003, respectively. The total number of shares excluded from the calculations of diluted net income per share were 2,317,860 and 3,598,767 for the three months ended June 30, 2004 and June 30, 2003, respectively.

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

        Software license revenues are comprised of software license fees primarily derived from contracts with our direct sales clients and our indirect distribution channels. We recognize revenues in accordance with the AICPA Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended. (See note 2 of the notes to our consolidated financial statements attached hereto).

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

        Revenues for the second quarter of 2004 amounted to $5.4 million and we maintained profitability for the sixth consecutive quarter. We believe that we can manage the level of our expenses relative to our revenues so as to maintain annual profitability, although no assurances can be given in that regard.

        At the end of the second quarter of 2004, we formalized a strategic alliance with IBM pursuant to which we will team with IBM in providing state-of-the-art field-force optimization solutions. We believe that this teaming relationship with IBM marks a significant step towards our partner channel strategy. In connection with this strategic alliance, we issued 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS (New Israel Shekels) per share and agreed to issue an additional 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS upon the first anniversary of the initial issuance. We also issued IBM 250,000 warrants for our ordinary shares with an exercise price of $2.38 per share. 62,500 of these warrants are immediately vested and exercisable. At the end of each of the three years following the warrant issuance, up to 62,500 warrants will vest based upon the attainment of certain revenue targets relating to revenue generated from the strategic alliance. If all performance milestones are met, approximately 1.7% of ClickSoftware's total current equity would be issuable to IBM. We continue to value our relationships with our other channel partners, and believe that these channel relationships will be key contributors to our future growth, although no assurances can be given in that regard.

        As part of our strategic alliance with IBM, we have established a Project Office to manage the day-to-day affairs associated with the relationship. Both we and IBM have designated employees to manage and foster our relationship. Under our teaming agreement, in the first year of the strategic alliance we will reimburse IBM for a portion of the employees and associated expenses related to the Project Office.

        The Company's cash and cash-equivalents, and short and long-term investments remain approximately the same as the end of the first quarter of 2004.

        With larger customers generating larger transactions, and with the greater involvement of our channel partners in many of the transactions, the results of any quarter will be more difficult to predict and will not necessarily be indicative of full-year performance. Because a significant portion of our expenses, such as administrative and management, payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues, if revenue levels fall below expectations, net income may be disproportionately affected. All of our projections are subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2004 AND 2003


        Our operating results, expressed as a percentage of revenues, for each of the three month periods ended June 30, 2004 and 2003 are as follows:

                                                            QUARTER ENDED JUNE 30,
                                                           -----------------------
                                                              2004         2003
                                                           ----------   ----------
Revenues:
   Software license...................................          35%          46%
   Services...........................................          65           54
                                                            ------       ------
     Total revenues...................................         100          100
Cost of revenues:
   Software license...................................           3            6
   Services...........................................          31           28
                                                            ------       ------
     Total cost of revenues...........................          34           34
                                                            ------       ------
Gross profit                                                    66           66
                                                            ======       ======
Operating expenses:
   Research and development expenses, net.............          11           10
   Selling and marketing expenses.....................          38           36
   General and administrative  Expenses...............          13           15
   Amortization of deferred Stock-based compensation..           0            1
                                                            ------       ------
Total operating Expenses..............................          62           62
                                                            ======       ======
Operating income......................................           4            4
                                                            ======       ======
Interest and other expenses, net......................           0           (1)
                                                            ======       ======
Net Income............................................           4%           3%
                                                            ======       ======


REVENUES


                                                               REVENUE BREAKDOWN
                                                         ------------------------------
                                                             QUARTER ENDED JUNE 30,
                                                         ------------------------------
                                                           2004     % CHANGE     2003
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenues:
Software license......................................   $  1,912      (17)%   $  2,310
Percentage of total revenues..........................         35%                   46%
Services..............................................      3,507       28%       2,750
Percentage of total revenues..........................         65%                   54%
Total Revenues........................................   $  5,419        7%    $  5,060

        Revenues increased $0.4 million, or 7%, to $5.4 million for the three months ended June 30, 2004, from $5.1 million for the three months ended June 30, 2003. Revenues from software license were $1.9 million and revenues from services were $3.5 million, down 17% and up 28% respectively from the same quarter a year earlier. The increase in revenues from services was the result of our ability to implement large-scale projects during second quarter of 2004 as well as an increase in number of customers under post-contract support agreements resulted in more support revenues. We continue to project growth in our business based on our recurring revenue stream, current sales prospects, pilot projects that may develop into full-scale contracts and expectations of expanding channel relationships. This projection is subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS."

                                                              REVENUE BY TERRITORY
                                                         ------------------------------
                                                             QUARTER ENDED JUNE 30,
                                                         ------------------------------
                                                           2004     % CHANGE     2003
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenues:
North America.........................................   $  1,573     (29)%    $  2,226
Europe................................................      3,276      43%        2,287
Asia Pacific and Africa...............................        570       4%          547
                                                         --------              --------
Total Revenues........................................   $  5,419       7%     $  5,060
                                                         ========              ========

        For the three months ended June 30, 2004, 29% of our revenues were generated in North America (with 22% in the U.S.), 60% in Europe (with 29% in U.K and 26% in Germany) and 11% in Asia Pacific and Africa. For the three months ended June 30, 2003, 44% of our revenues were generated in North America (with 35% in the U.S.), 45% in Europe (with 29% in the U.K.) and 11% in Asia Pacific and Africa. During the second quarter of 2004, revenues in North America experienced a reduction but we anticipate that revenues in this region will grow in the second half of 2004.

SOFTWARE LICENSES

        As reflected in the table entitled "Revenue Breakdown", above, software license revenues were $1.9 million or 35% of revenues for the three months ended June 30, 2004 and $2.3 million or 46% of revenues for the three months ended June 30, 2003. The decrease in software license revenues by $0.4 million or 17% from the three months ended June 30, 2003 was due to a decrease in repeat orders partially offset by an increase in orders from new customers.

SERVICES

        Service revenues were $3.5 million or 65% of revenues for the three months ended June 30, 2004 and $2.8 million or 54% of revenues for the three months ended June 30, 2003. The increase in services revenues by $0.8 million or 28% from the three months ended June 30, 2003 was due to an increase in consulting services attributable to large scale implementation projects that we performed in the second quarter of 2004 as well as from post-contract support agreements.

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

        Cost of revenues was $1.8 million or 34% of revenues for the three months ended June 30, 2004 and $1.7 million or 34% of revenues for the three months ended June 30, 2003. The increase in cost of revenues by $0.1 million or 6% from the three months ended June 30, 2003 was due to an increase in our professional services activities in the second quarter partially offset by a decrease in costs of software licenses.

        We expect our cost of revenues on an absolute basis to increase in the coming quarters of 2004 as a natural consequence of the projected growth of our revenues. We expect our fixed cost of revenues to increase moderately and our variable cost of revenues to grow in proportion to the extent that our revenues grow.

COST OF SOFTWARE LICENSES

        Cost of software license revenues were $0.2 million or 3% of revenues for the three months ended June 30, 2004 and $0.3 million or 6% for the three months ended June 30, 2003. The decrease in the cost of software license revenues by $136,000 or 45% from the three months ended June 30, 2003 was primarily due to a decrease in costs that we incurred in obtaining third-party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold during the second quarter of 2004.

COST OF SERVICES

        Cost of service revenues was $1.7 million or 31% of revenues for the three months ended June 30, 2004 and $1.4 million or 28% of revenues for the three months ended June 30, 2003. The increase in the cost of service revenues by $0.3 million or 16% from the three months ended June 30, 2003 was primarily due to the increase of our professional services activities in the second quarter of 2004 and primarily resulted from $0.2 million in increased related payroll expenses.

GROSS PROFIT

        Gross profit was $3.6 million, or 66% of revenues for the three months ended June 30, 2004 and $3.3 million, or 66% of revenues for the three months ended June 30, 2003.

        The increase in gross profit by $0.3 million or 8% from the three months ended June 30, 2003 was due to higher revenues and higher margins generated by our services activities partially offset by lower gross profits from software license revenues.

OPERATING EXPENSES

        Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and stock-based compensation.

                                                               OPERATING EXPENSES
                                                         ------------------------------
                                                             QUARTER ENDED JUNE 30,
                                                         ------------------------------
                                                           2004     % CHANGE     2003
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Operating Expenses:
   Research and development expense, net..............   $    600      18%     $    508
   Selling and marketing expenses.....................      2,054      12%        1,827
   General and administrative expense.................        701      (9)%         767
   Amortization of deferred stock-based compensation..          3     (88)%          26
                                                         --------              --------
Total Operating Expenses..............................   $  3,358       7%     $  3,128
                                                         --------              --------
Average No. of employees..............................        138                   114
                                                         --------              --------

        Total operating expenses were $3.4 million or 62% of revenues for the three months ended June 30, 2004 and $3.1 million or 62% of revenues for the three months ended June 30, 2003. The increase in operating expenses by $0.2 million or 7% from the three months ended June 30, 2003 reflects an increase in our selling and marketing expenses as well as research and development expenses as we expand our activities and add personnel to support these efforts. The increase in operating expenses was partially offset by a decrease in general and administrative expenses.

        We anticipate a moderate increase in our operating expenses in the coming quarters of 2004, particularly our selling and marketing expenses, as we continue to expand our sales efforts. We expect our fixed operating expenses to increase moderately and our variable operating expenses to grow in proportion to the extent that our revenues grow.

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

        Research and development expenses, net of related grants, were $0.6 million or 11% of revenues for the three months ended June 30, 2004 and $0.5 million or 10% of revenues for the three months ended June 30, 2003. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, were $0.8 million for the three months ended June 30, 2004 and $0.6 million for the three months ended June 30, 2003. We received grants of $153,000 from the Chief Scientist for the three months ended June 30, 2004 compared to $84,000 for the three months ended June 30, 2003. The increase in research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, by $0.2 million or 27% from the three months ended June 30, 2003 was primarily due to an increase in number of our research and development personnel which resulted in $0.1 million increase in related payroll expenses.

        We anticipate a moderate increase in our gross research and development expenses in the coming quarters of 2004 as we expand our overall activities and recruit personnel to support these activities.

SELLING AND MARKETING EXPENSES

        Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

        Selling and marketing expenses were $2.1 million or 38% of revenues for the three months ended June 30, 2004 and $1.8 million or 36% of revenues for the three months ended June 30, 2003. The increase in our selling and marketing expenses by $0.3 million or 12% was due to an increase in the number of employees which resulted in a $0.1 million increase in related payroll expenses, increase in selling and marketing efforts which resulted in an increase of $0.2 million in other selling and marketing expenses. We expect selling and marketing expenses to increase moderately in the remaining quarters of 2004 as we expand our sales efforts, particularly in the market for large-scale service optimization solutions.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, legal, accounting, human resources, facilities, provision for doubtful accounts and costs related to our status as a public company.

General and administrative expenses were $0.7 million or 13% of revenues for the three months ended June 30, 2004 and $0.8 million or 15% of revenues for the three months ended June 30, 2003. The decrease in general and administrative expenses by $0.1 million or 9% from the three months ended June 30, 2003 was primarily due to a decrease in bad debt charges by $0.1 million, payroll related expenses by $0.1 million partially offset by an increase in legal expenses by $0.1 million.

AMORTIZATION OF STOCK-BASED COMPENSATION

        Amortization of stock-based compensation represents the aggregate difference, at the date of grant, between the respective exercise prices of stock options and the deemed fair market value of the underlying stock. Deferred stock-based compensation is amortized over the vesting period of the underlying options, generally four years.

        Stock-based compensation expenses were $3,000 for the three months ended June 30, 2004 and $26,000 for the three months ended June 30, 2003. As of June 30, 2004, there was an increase in deferred compensation balance by $0.3 million, which will be amortized over the next three years.

INTEREST EXPENSES, NET OF INTEREST INCOME

        Interest and other income includes interest income earned on our cash, cash equivalents and short and long-term investments, offset by interest expense, and also include the effects of foreign currency fluctuations.

        Interest expenses, net of interest income, were $6,000 for the three months ended June 30, 2004 and $32,000 for the three months ended June 30, 2003. The decrease in interest expenses resulted from a decrease in losses resulting from currency fluctuations.

INCOME TAXES

        Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian tax rate on our Australian income and the Israeli tax rate discussed below.

        Israeli companies are currently generally subject to income tax at the rate of 35% of taxable income. On June 29, 2004, the Israeli Knesset passed Amendment No.140 to the Income Tax Ordinance, according to which the corporate tax rate would gradually be reduced from 36% in 2003 to 35% in 2004 and 30% in 2007. The majority of our income, however, is derived from our capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

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

NET INCOME

        Net income was $0.2 million or 4% of revenues for the three months ended June 30, 2004 and $0.2 million or 3% of revenues for the three months ended June 30, 2003.

        RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2004 AND 2003

        Our operating results, expressed as a percentage of revenues, for each of the six month periods ended June 30, 2004 and 2003 are as follows:

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------
                                                                         2004                  2003
                                                                      ----------            ----------
Revenues:
   Software license...................................                      40%                   45%
   Services...........................................                      60                    55
                                                                        ------                ------
     Total revenues...................................                     100                   100
Cost of revenues:
   Software license...................................                       4                     4
   Services...........................................                      29                    31
                                                                        ------                ------
     Total cost of revenues...........................                      33                    35
                                                                        ------                ------
Gross profit                                                                67                    65
                                                                        ======                ======
Operating expenses:
   Research and development expenses, net.............                      13                    10
   Selling and marketing expenses.....................                      38                    37
   General and administrative  expenses...............                      13                    15
   Amortization of deferred Stock-based compensation..                       0                     1
                                                                        ------                ------
Total operating Expenses..............................                      64                    63
                                                                        ======                ======
Operating income......................................                       3                     2
                                                                        ======                ======
Interest and other income, net........................                       0                     1
                                                                        ======                ======
Net Income............................................                       3%                    3%
                                                                        ======                ======

REVENUES

                                                               REVENUE BREAKDOWN
                                                         ------------------------------
                                                            SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                           2004     % CHANGE     2003
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenues:
Software license......................................   $  4,182      (8)%    $  4,555
Percentage of total revenues..........................         40%                   45%
Services..............................................      6,245      11%        5,646
Percentage of total revenues..........................         60%                   55%
Total Revenues........................................   $ 10,427       2%     $ 10,201

        Revenues increased by $0.2 million, or 2%, to $10.4 million for the six months ended June 30, 2004, from $10.2 million for the six months ended June 30, 2003.

                                                              REVENUE BY TERRITORY
                                                         ------------------------------
                                                            SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                           2004     % CHANGE     2003
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenues:
North America.........................................   $  3,365     (23)%    $  4,378
Europe................................................      5,849      29%        4,544
Asia Pacific and Africa...............................      1,213      (5)%       1,279
Total Revenues........................................   $ 10,427       2%     $ 10,201

        For the six months ended June 30, 2004, 32% of our revenues were generated in North America (with 26% in the U.S.), 56% in Europe (with 24% in Germany, 18% in U.K and 11% in Netherlands) and 12% in Asia Pacific and Africa. For the six months ended June 30, 2003, 43% of our revenues were generated in North America (with 34% in the U.S.), 45% in Europe (with 21% in U.K, and 12% in Netherlands) and 12% in Asia Pacific and Africa. During the first half of 2004, revenues in North America experienced a reduction, but we anticipate that revenues in this region will grow in the second half of 2004.

SOFTWARE LICENSES

        As reflected in the table entitled "Revenue Breakdown", above, software license revenues were $4.2 million or 40% of revenues for the six months ended June 30, 2004 and $4.6 million or 45% of revenues for the six months ended June 30, 2003. The decrease in software license revenues by $0.4 million or 8% from the six months ended June 30, 2003 was primarily due to a decrease in repeat orders partially offset by an increase in orders from new customers.

SERVICES

        Service revenues were $6.2 million or 60% of revenues for the six months ended June 30, 2004 and $5.6 million or 55% of revenues for the six months ended June 30, 2003. The increase in services revenues by $0.6 million or 11% from the six months ended June 30, 2003 was primarily due to the increase in number of customers under post-contract support agreements which resulted in more support revenues, partially offset by a decrease in consulting services.

COST OF REVENUES

        Cost of revenues were $3.4 million or 33% of revenues for the six months ended June 30, 2004 and $3.5 million or 35% of revenues for the six months ended June 30, 2003. The decrease in cost of revenues by $0.1 million or 3% from the six months ended June 30, 2003 was due to a decrease in the cost of software licenses as a result of lower license revenues.

COST OF SOFTWARE LICENSES

        Cost of software license revenues were $0.4 million or 4% of revenues for the six months ended June 30, 2004 and $0.4 million or 4% for the six months ended June 30, 2003. The slight decrease in the cost of software license revenues by $60,000 or 14% from the six months ended June 30, 2003 was primarily due to a decrease in costs that we incurred in obtaining third-party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold during the first six months of 2004.

COST OF SERVICES

        Cost of service revenues was $3.1 million or 29% of revenues for the six months ended June 30, 2004 and $3.1 million or 31% of revenues for the six months ended June 30, 2003. The cost of service revenues in the six months ended June 30, 2004 decreased by $41,000 or 1% from the six months ended June 30, 2003.

GROSS PROFIT

        Gross profit was $7.0 million, or 67% of revenues for the six months ended June 30, 2004 and $6.7 million, or 65% of revenues for the six months ended June 30, 2003.

        The increase in gross margins by 2% from the six months ended June 30, 2003 was due to a higher level of service revenues obtained with increased service activities and higher service margins.

OPERATING EXPENSES

        Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and stock based compensation.

                                                               OPERATING EXPENSES
                                                            SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                           2004     % CHANGE     2003
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
 Operating Expenses:
   Research and development expense, net..............   $  1,341      35%     $    994
   Selling and marketing expenses.....................      4,008       6%        3,782
   General and administrative expense.................      1,374      (8)%       1,497
   Amortization of deferred stock-based compensation..          3     (97)%         101
                                                         --------              --------
Total Operating Expenses..............................   $  6,726       6%     $  6,374
                                                         --------              --------
Average No. of employees..............................        136                   113
                                                         --------              --------

        Total operating expenses were $6.7 million or 64% of revenues for the six months ended June 30, 2004 and $6.4 million or 63% of revenues for the six months ended June 30, 2003. The increase in operating expenses (excluding amortization of deferred stock-based compensation) by $0.5 million or 7% from the six months ended June 30, 2003 reflects mainly an increase in our research and development expenses, due to an increase in the number of employees engaged in research and development activities as well as increase in our selling and marketing expenses activities as we expand our activities and add personnel to support these efforts. The increase in operating expenses was partially offset by a decrease in general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES, NET

        Research and development expenses, net of related grants, were $1.3 million or 13% of revenues for the six months ended June 30, 2004 and $1.0 million or 10% of revenues for the six months ended June 30, 2003. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, were $1.5 million for the six months ended June 30, 2004 and $1.1 million for the six months ended June 30, 2003. We received grants of $153,000 from the Chief Scientist for the six months ended June 30, 2004, and we received grants of $98,000 for the six months ended June 30, 2003. The increase in research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, by $0.4 million or 37% from the six months ended June 30, 2003 was primarily due to an increase in number of our research and development personnel which resulted in $0.3 million increase in related payroll expenses.

SELLING AND MARKETING EXPENSES

        Selling and marketing expenses were $4.0 million or 38% of revenues for the six months ended June 30, 2004 and $3.8 million or 37% of revenues for the six months ended June 30, 2003. The increase in our Selling and marketing expenses by $0.2 million or 6% was due to an increase in the number of employees which resulted in $0.2 million increase in related payroll expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $1.4 million or 13% of revenues for the six months ended June 30, 2004 and $1.5 million or 15% of revenues for the six months ended June 30, 2003. The decrease in general and administrative expenses by $0.1 million or 8% from the six months ended June 30, 2003 was primarily due to a decrease in payroll related expenses by $0.1 million, bad debt expense by $0.1 million and partially offset by an increase in legal expenses by $0.1 million.

AMORTIZATION OF STOCK-BASED COMPENSATION

Stock-based compensation expenses were $3,000 for the six months ended June 30, 2004 and $101,000 for the six months ended June 30, 2003. As of June 30, 2004, there was an increase in deferred compensation balance by $0.4 million, which will be amortized over the next three years.

INTEREST AND OTHER INCOME, NET

        Interest income, net of interest expenses, was $35,000 for the six months ended June 30, 2004 and $39,000 for the six months ended June 30, 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

        Our cash and investments increased by $1.0 million or 9% to $12.7 million as of June 30, 2004 from $11.7 million as of December 31, 2003. Our primary sources of cash and investments during the six months ended June 30, 2004 were cash flows generated from operations of $1.1 million and $0.2 million from exercises of employee stock options and employee share purchase plans ("ESPP") purchases.

        As of June 30, 2004 we had cash and cash equivalents of approximately $4.4 million, short-term investments of approximately $7.8 million and long-term investments of approximately $0.5 million. As of June 30, 2004 approximately $1.0 million in short-term and long-term investments had been deposited with banks to secure letters of credit totaling approximately $0.9 million, which are described below. Our cash, short-term investments and long-term investments are invested or deposited in low-risk and predominantly U.S.-denominated investments and bank deposits.

                                                              CASH AND INVESTMENTS
                                                         ------------------------------
                                                         JUNE 30              DECEMBER 31
                                                           2004     % CHANGE     2003
                                                         --------   --------   --------
Cash and cash equivalents.............................   $  4,378              $  7,695
Short-term investments................................      7,760                 3,394
Long-term investments.................................        550                   580
                                                         --------              --------
Total cash and investments............................   $ 12,688       9%     $ 11,669
                                                         ========              ========

        For the six months ended June 30, 2004, net cash provided by operations was $1.1 million, comprised of our net income of $0.3 million, an increase in trade receivables of $0.4 million, an increase in other receivables of $0.3 million, a decrease in accounts payable of $0.4 million, an increase in deferred revenue of $1.7 million and non-cash charges of $0.2 million. For the six months ended June 30, 2003, net cash provided by operations was $1.7 million, comprised of our net income of $0.3 million, a decrease in trade receivables of $1.3 million, an increase in other receivables of $0.3 million, a decrease in accounts payable of $0.9 million, an increase in deferred revenue of $1.0 million and non-cash charges of $0.4 million.

        Net cash used in investment activities was $4.6 million for the six months ended June 30, 2004, of which $4.3 million was primarily invested in bank deposits and $0.3 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investment activities was $1.2 million for the six months ended June 30, 2003, of which $1.2 million was primarily invested in bank deposits.

        Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2004, as a result of the employee options exercises and ESPP purchases. There were no material financing activities for the six months ended June 30, 2003.

        As of June 30, 2004, we had outstanding trade receivables of approximately $3.8 million, which represented approximately 36% of revenues for the six months ended June 30, 2004. Our trade receivables typically have 30 to 60 days terms; although we also negotiate longer payment plans with some of our clients. Days sales outstanding ("DSO"), calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date, increased to 63 days as of June 30, 2004 from 48 days as of December 31, 2003.

        We have various commitments primarily related to guarantees, letters of credit and capital lease obligations. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to June 30, 2004:

                                                                 TOTAL
                                                                AMOUNTS                AMOUNT OF COMMITMENT EXPIRATION
                                                               COMMITTED                  PER PERIOD (IN THOUSANDS)
                                                                  (IN                 ---------------------------------
                   COMMERCIAL COMMITMENTS                      THOUSANDS)                2004                   2005
-----------------------------------------------------------    ----------             ----------             ----------
Guarantees/Letters of Credit.............................      $     865              $      360             $      505


                                                                           PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                               --------------------------------------------------------
                  CONTRACTUAL OBLIGATIONS                         TOTAL           2004           2005          2006-7
-----------------------------------------------------------    ----------      ----------     ----------     ----------
Lease Obligations........................................       $     904      $      366     $      285     $      253

        We have entered into standby letter of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts. As of June 30, 2004, contingent liabilities on outstanding letter of credit agreements aggregated approximately $0.9 million (of which $0.3 million expired in July 2004). Most of these obligations are scheduled to expire during 2004. We expected to renew some of these letters of credit in 2004. The letters of credit are secured by $1.0 million in deposits to cover potential payments under the guarantees.

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

        Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $7.1 million (full commitment including LIBOR and 150% for some projects) related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of June 30, 2004, we had paid or accrued royalties related to the results of research and development in the amount of $3.5 million. The estimated current net commitment is approximately $3.6 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants, if sufficient sales are not generated.

        Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and investments in computers and office equipment. We intend to continue investing significant resources in our selling and marketing, research and development operations in the future and investments in computers and office equipment. We attained profitability in the three months ending March 31, 2003 and have maintained profitability for the ensuing five quarters. Our ability to maintain profitability will depend on our ability to increase our revenues while keeping expense increases moderate. However, we cannot assure you that we will be able to maintain profitability, particularly given the current economic conditions and a potential reduction in information technology spending by our current and prospective customers. Moreover, the trend towards larger customers generating larger transactions, and the increased involvement of our channel partners in many of our transactions make it more difficult for us to predict the revenues of each quarter, but a significant percentage of our expenses are fixed in the short term. If we are not successful in maintaining profitability, we will be required to seek new, external sources of financing, which may not be available to us on favorable terms or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to out shareholders.

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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY.

        We expect to continue to incur significant sales and marketing and research and development expenses. Some of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced if we experience revenue declines. As a result, we need to generate and maintain growing revenues in order to remain profitable, which we may not be able to do.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE.

        Our quarterly operating results are difficult to predict and are not a good measure for comparison. Our operating history shows that a significant percentage of our quarterly revenues comes from orders placed towards the end of a quarter. Frequently, we are reliant upon a sale of significant size to a single customer. A delay in the completion of any such sale past the end of a particular quarter could negatively impact results for that quarter, and such negative impact could be significant. Because of our expenses, such as administrative and management payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues, if revenue levels fall below expectations, net income may be disproportionately affected. Even without the delay of a significant sale, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our ordinary shares may decrease. The factors that may cause fluctuations in our quarterly operating results include the following:

        o the volume and timing of customer orders, including a trend toward larger customers generating larger transactions;

        o       the general seasonality of the enterprise software industry;

        o internal budget constraints and approval processes of our current and prospective clients;

        o       the length and unpredictability of our sales cycle;

        o the indirect nature of our sales efforts through our channel and strategic partners;

        o the mix of revenue generated by product licenses and professional services;

        o       the geographic mix of revenue;

        o announcements or introductions of new products or product enhancements by us or our competitors;

        o changes in prices of and the adoption of different pricing strategies for our products and those of our competitors;

        o       timing and amount of sales and marketing expenses;

        o changes in the composition and success of our business and partner relationships;

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

        o announcements relating to strategic relationships, including developments in our recently announced relationship with IBM;

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

IN THE PAST, SECURITIES CLASS ACTION LITIGATION HAS OFTEN BEEN INSTITUTED AGAINST COMPANIES FOLLOWING PERIODS OF VOLATILITY IN THE MARKET PRICE OF THEIR SECURITIES. THIS TYPE OF LITIGATION COULD RESULT IN SUBSTANTIAL COSTS AND A DIVERSION OF MANAGEMENT'S ATTENTION AND RESOURCES.THE ECONOMIC OUTLOOK MAY ADVERSELY AFFECT THE DEMAND FOR OUR CURRENT PRODUCTS AND OUR RESULTS OF OPERATIONS.

        Predictions regarding general economic conditions remain uncertain. Unless the economic outlook continues to improve, the rate of growth of information technology spending may stagnate. Consequently, the demand for our products may not grow or may decrease, which would adversely affect our results of operations. In addition, it is difficult to predict economic conditions, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner and this may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our ordinary shares to decline.

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

        In order for us to focus more effectively on our core business of developing and licensing software solutions, we need to continue to establish relationships with third parties that can provide implementation and professional services to our clients. Third-party implementation and consulting firms can also be influential in the choice of resource optimization applications by new clients. If we are unable to establish and maintain effective, long-term relationships with implementation and professional services providers, such as our recently announced strategic alliance with IBM, or if these providers do not meet the needs or expectations of our clients, we may be unable to grow our revenues and our business could suffer. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to attain sufficient focus and resources from the third-party providers to meet all of our clients' needs, even if we establish relationships with these third parties. If sufficient resources are unavailable, we will be required to provide these services internally, which could limit our ability to meet other demands. Even if we are successful in developing relationships with third-party implementation and professional services providers, we will be subject to significant risk, as we cannot control the level and quality of service provided by third-party implementation and professional services partners.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN, AS IS OUR ABILITY TO OBTAIN FURTHER FINANCING IF REQUIRED.

        Our ability to maintain or increase profitability using our currently available balance of cash, cash equivalents and available credit will depend on our ability to maintain or increase our revenues while continuing to control our expenses. We cannot assure you that we will be successful in doing so. If we are not successful in doing so, particularly given the uncertainties regarding future information technology spending by our current and prospective customers, we will need to raise additional capital to finance our operations. There can be no assurances that we will be able to sell additional equity or debt securities. If we are able to issue equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of our ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities would result in additional dilution to the stock holdings of our shareholders. Additionally, prior to the issuance of additional equity or convertible debt securities to entities outside of Israel, we will need to obtain approval from the Chief Scientist and there can be no assurance that we will be able to obtain this consent in the future.

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

        OUR CHANNEL AND STRATEGIC PARTNER STRATEGY MAY EXPOSE US TO ADDITIONAL RISK OF INTELLECTUAL PROPERTY INFRINGEMENT.

        Our increased reliance on our channel and strategic partners may increase the likelihood of the infringement of our intellectual property. As we deepen our ties with our channel and strategic partners, the number of people who are exposed to and interact with our software and other intellectual property will increase. Despite our best efforts to protect our intellectual property, our channel or strategic partners, or their employees or customers, may copy some portions of our products or otherwise obtain and use information and technology that we regard as proprietary. Channel or strategic partners might also improperly incorporate portions of our technology into their own products or otherwise exceed the authorized scope of their licenses to our technology. If we are unable to successfully detect and prevent infringement and/or to enforce our rights to our technology, our revenues may be impacted and we may lose competitive position in the market.

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

        Certain of our officers and employees are currently obligated to perform up to 39-45 days of annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. The loss or extended absence of any of our officers and key personnel due to these requirements could harm our business.

WE ARE AN INTERNATIONAL COMPANY AND OUR INTERNATIONAL OPERATIONS ARE EXPANDING. OUR RISK EXPOSURE TO FOREIGN CURRENCY FLUCTUATIONS IS INCREASING, AND WE MAY NOT BE ABLE TO FULLY MITIGATE THE RISK.

        Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro are increasing. In the six month period ended June 30, 2004, 19% of our costs were incurred in GBP and 6% in the Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In the six month period ended June 30, 2004, 25% of our costs were incurred in NIS. In the six month period ended June 30, 2004, we incurred 7% of our costs in the Australian Dollar. In addition to above, we have balance sheet exposure related to foreign net assets. We cannot assure you that we will be able to adequately protect ourselves against such risks.

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

        As of June 30, 2004, our executive officers, directors and entities affiliated with them beneficially owned approximately 21.5% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES.

        As of June 30, 2004, we had 27,305,371 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of June

30, 2004, we had 3,660,514 ordinary shares issuable upon exercise of outstanding options and warrants, and 1,462,483 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed Registration Statements on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

        We develop products in Israel and sell them primarily in North America, Europe, and the Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the three month period ended June 30, 2004, 49% of our revenues and 43% of our expenses were denominated in U.S. dollars. Since our financial results are reported in our functional currency, U.S. dollars, fluctuations in the exchange rates between the dollar and non-dollar currencies may have a material effect on our results of operations. The exposure to currency exchange rate changes is diversified due to the number of different countries and currencies in which we conduct business. The main currencies are US$, NIS, GBP and Euro.

        In addition to above, we have balance sheet exposure related to foreign net assets.

        We enter from time to time into forward contracts related to foreign currency rates in order to protect against foreign currency accounts receivables and certain forecasted transactions. We do not participate in any speculative investments.

INTEREST RATE RISK

        As of June 30, 2004, we had cash and cash equivalents of $12.1 million, which consist of cash and highly liquid short-term investments. A substantial decrease in market interest rates would have immaterial impact on our financial condition.

        The following table provides information about our investment portfolio, cash, and long-term debts as of June 30, 2004 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.


YEAR OF MATURITY
(in thousands of dollars)

-------------------------------------------------------------------------------
                                                              2004       2005
---------------------------------------------------------   --------   --------
A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
         Cash and Cash equivalents                          $ 4,378
         Average interest rate                                  0.8%

         Short Term Bonds                                   $ 2,500
         Average interest rate                                  1.9%

         Bank deposits                                      $ 3,556     $ 2,254
         Average interest rate                                  1.7%        1.7%

B) LONG-TERM DEBTS:
         None


ITEM 4.  CONTROLS AND PROCEDURES

        Based on their evaluation as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified within the SEC's rules and instructions for Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 30, 2004 we formalized a strategic alliance with IBM pursuant to which we will team with IBM in providing state-of-the-art field-force optimization solutions. In connection with this agreement, pursuant to Section 4(2) of the Securities Act of 1933, in a private placement we issued 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS (New Israel Shekels) per share and in consideration of IBM entering into the strategic alliance. We have also agreed to issue an additional 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS per share upon the first anniversary of the initial issuance.

        In connection with our IBM strategic alliance, we executed a Warrant Agreement under which we issued IBM 250,000 warrants for our ordinary shares with an exercise price of $2.38 per share. 62,500 of these warrants are immediately vested and exercisable. At the end of each of the three years following the warrant issuance up to 62,500 warrants will vest based upon the attainment of certain revenue targets relating to revenue generated from the strategic alliance. We have also granted IBM certain registration rights for the ordinary shares issued under the Warrant Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

         (a)      Exhibits

---------------- ---------------------------------------------------------------
 EXHIBIT NUMBER                        DESCRIPTION
---------------- ---------------------------------------------------------------
      10.23+ Teaming Agreement between Clicksoftware Technologies Ltd. and IBM United Kingdom Limited, dated July 1, 2004
---------------- ---------------------------------------------------------------
      10.24+ Share Purchase Agreement, dated as of June 30, 2004, between Clicksoftware Technologies Ltd. and IBM United Kingdom Limited
---------------- ---------------------------------------------------------------
      10.25+ Warrant Agreement, dated as of June 30, 2004, between Clicksoftware Technologies Ltd. and IBM United Kingdom Limited
---------------- ---------------------------------------------------------------
      31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------
      31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------
      32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------
      32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------

        + Confidential treatment has been requested for portions of this exhibit.

        (b)     Reports on Form 8-K:

        On April 2, 2004, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's preliminary financial results for the quarter ended March 31, 2004.

        On April 29, 2004, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLICKSOFTWARE TECHNOLOGIES LTD.
                                    (Registrant)

                                    By: /s/ Shmuel Arvatz
                                        ----------------------------------------
                                        Shmuel Arvatz
                                        Executive Vice President and
                                        Chief Financial Officer

        Date:  August 11, 2004