Form 10-Q
period 2004-09-30
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2004-11-12
CIK 1105841

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

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

        Yes [ ]  No [X]

        As of September 30, 2004, there were 27,307,733 shares of the Registrant's ordinary shares, par value 0.02 NIS, outstanding (net of treasury stock).

================================================================================

                         CLICKSOFTWARE TECHNOLOGIES LTD.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                TABLE OF CONTENTS

                                      PAGE

PART I. FINANCIAL INFORMATION..................................................1

        ITEM 1. Financial Statements...........................................1

                Condensed Consolidated Balance Sheets..........................1

                Condensed Consolidated Statements of Operations................2

                Condensed Consolidated Statements of Cash Flows................4

                Notes to the Condensed Consolidated Financial Statements.......5

        ITEM 2. Management's Discussion and Analysis of Financial Condition
                   and Results of  Operations..................................7

        ITEM 3. Quantitative and Qualitative Disclosures About Market Risk....32

        ITEM 4. Controls and Procedures.......................................33

PART II. OTHER INFORMATION....................................................34

        ITEM 1. Legal Proceedings.............................................34

        ITEM 2. Changes in Securities and Use of Proceeds.....................34

        ITEM 4. Submission of Matters to a Vote of Security Holders...........34

        ITEM 5. Other Information.............................................35

        ITEM 6. Exhibits and Reports on Form 8-K..............................35

SIGNATURES....................................................................36

Exhibit 31.1..................................................................37

Exhibit 31.2..................................................................38

Exhibit 32.1..................................................................39

Exhibit 32.2..................................................................40


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      CLICKSOFTWARE TECHNOLOGIES LTD.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                   2004                2003
                                                                               ------------        ------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................        $      3,404        $      7,695
    Short-term investments.............................................               9,024               3,394
    Trade receivables, net.............................................               2,734               3,362
    Other receivables and prepaid expenses.............................               1,594                 722
                                                                               ------------        ------------
        Total current assets...........................................              16,756              15,173
                                                                               ------------        ------------
    Long-term investments..............................................                 264                 580
    Severance pay deposits.............................................                 877                 779
    Property and equipment, net........................................               1,028                 923
                                                                               ------------        ------------
        Total assets...................................................        $     18,925        $     17,455
                                                                               ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses..............................        $      3,188        $      4,077
    Deferred revenues..................................................               3,767               2,275
                                                                               ------------        ------------
        Total current liabilities......................................               6,955               6,352
                                                                               ------------        ------------

LONG-TERM LIABILITIES:
    Accrued severance pay..............................................               1,616               1,490
                                                                               ------------        ------------
        Total liabilities .............................................               8,571               7,842
                                                                               ------------        ------------

SHAREHOLDERS' EQUITY:
    Special preferred shares NIS 0.02 par value: Authorized -
        5,000,000 as of September 30, 2004 and December 31, 2003; no
        issued and outstanding shares as of September 30, 2004 and
        December 31, 2003..............................................
    Ordinary shares of NIS 0.02 par value: Authorized - 100,000,000 as of September 30, 2004 and December 31, 2003; Issued -
        27,346,733 shares as of September 30, 2004 and 27,119,955
        shares as of December 31, 2003. Outstanding - 27,307,733
        shares as of September 30, 2004 and 27,080,955 shares as of
        December 31, 2003..............................................                 110                 109
    Additional paid-in capital.........................................              70,872              70,276
    Deferred stock compensation........................................                (341)                  -
    Accumulated deficit................................................             (60,244)            (60,729)
                                                                               -------------       ------------
                                                                                     10,397               9,656
Treasury stock, at cost: 39,000 shares.................................                 (43)                (43)
                                                                               ------------        ------------
        Total shareholders' equity.....................................              10,354               9,613
                                                                               ------------        ------------
        Total liabilities and shareholders' equity.....................        $     18,925        $     17,455
                                                                               ============        ============


        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                      -1-


                                            CLICKSOFTWARE TECHNOLOGIES LTD.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                      (UNAUDITED)

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------
Revenues:
   Software license.....................................................        $     2,478          $     3,116
   Services.............................................................              2,979                2,786
                                                                                -----------          -----------
      Total revenues....................................................              5,457                5,902
                                                                                ===========          ===========

Cost of revenues:
   Software license.....................................................                210                  347
   Services.............................................................              1,572                1,670
                                                                                -----------          -----------
      Total cost of revenues............................................              1,782                2,017
                                                                                ===========          ===========

      Gross profit......................................................              3,675                3,885
                                                                                ===========          ===========

Operating expenses:
   Research and development expenses, net...............................                612                  414
   Selling and marketing expenses.......................................              2,218                1,998
   General and administrative expenses..................................                727                1,007
   Amortization of deferred stock-based compensation (1)................                  3                    -
                                                                                -----------          -----------
      Total operating expenses..........................................              3,560                3,419
                                                                                ===========          ===========
      Operating income..................................................                115                  466
Interest and other income, net .........................................                 68                  221
                                                                                -----------          -----------
   Net income...........................................................        $       183          $       687
                                                                                ===========          ===========

Basic and diluted net income per share..................................        $      0.01          $      0.03
                                                                                ===========          ===========

Shares used in computing basic net income per share.....................         27,296,008           25,729,470
                                                                                ===========          ===========

Shares used in computing diluted net income per share...................         27,964,757           27,046,509
                                                                                ===========          ===========


          (1) Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------

Cost of revenues........................................................        $         -          $         -
Research and development expenses.......................................                  -                    -
Selling and marketing expenses..........................................                  -                    -
General and administrative expenses.....................................                  3                    -
                                                                                -----------          -----------
   Total................................................................        $         3          $         -
                                                                                ===========          ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                           -2-


                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------
Revenues:
   Software license....................................................         $     6,660          $     7,671
   Services............................................................               9,224                8,432
                                                                                -----------          -----------
      Total revenues...................................................              15,884               16,103
                                                                                ===========          ===========

Cost of revenues:
   Software license....................................................                 586                  783
   Services............................................................               4,630                4,769
                                                                                -----------          -----------
      Total cost of revenues...........................................               5,216                5,552
                                                                                ===========          ===========

      Gross profit.....................................................              10,668               10,551
                                                                                ===========          ===========

Operating expenses:
   Research and development expenses, net..............................               1,953                1,408
   Selling and marketing expenses......................................               6,226                5,780
   General and administrative expenses.................................               2,101                2,504
   Amortization of deferred stock-based compensation (1)...............                   6                  101
                                                                                -----------          -----------
      Total operating expenses.........................................              10,286                9,793
                                                                                ===========          ===========
      Operating income.................................................                 382                  758
Interest and other income, net ........................................                 103                  260
                                                                                -----------          -----------
   Net income..........................................................         $       485          $     1,018
                                                                                ===========          ===========

Basic and diluted net income per share.................................         $      0.02          $      0.04
                                                                                ===========          ===========

Shares used in computing basic net income per share....................          27,176,170           25,664,058
                                                                                ===========          ===========

Shares used in computing diluted net income per share..................          28,066,292           26,219,769
                                                                                ===========          ===========


        (1) Amortization of deferred stock-based compensation would be further classified as follows:

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------
Cost of revenues.......................................................         $         -          $         7
Research and development expenses......................................                   -                   15
Selling and marketing expenses.........................................                   -                    4
General and administrative expenses....................................                   6                   75
                                                                                -----------          -----------
   Total...............................................................         $         6          $       101
                                                                                ===========          ===========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        -3-


                                       CLICKSOFTWARE TECHNOLOGIES LTD.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2004                 2003
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income................................................................      $        485         $      1,018
                                                                                ------------         ------------

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation..........................................................               300                  348
    Amortization of deferred compensation.................................                33                  101
    Unrealized loss from investments......................................                21                    2
    Severance pay, net....................................................                28                    7
    Trade receivables.....................................................               628                  796
    Other receivables and  prepaid expenses...............................              (872)                (269)
    Accounts payable and accrued expenses.................................              (889)                (839)
    Deferred revenues.....................................................             1,492                2,238
                                                                                ------------         ------------
Net cash provided by operating activities.................................             1,226                3,402
                                                                                ============         ============

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of investments...............................................            (5,335)              (1,999)
    Purchases of equipment................................................              (405)                (125)
                                                                                ------------         ------------
Net cash used in investing activities.....................................            (5,740)              (2,124)
                                                                                ============         ============

CASH FLOWS FROM FINANCING ACTIVITIES:

    Short-term debt, net..................................................                 -                  (17)
    Employees' options exercised and employees' stock purchase plan shares
    purchased.............................................................               223                  186
                                                                                ------------         ------------
Net cash provided by financing activities.................................               223                  169
                                                                                ============         ============

Increase (decrease) in cash and cash equivalents..........................            (4,291)               1,447
Cash and cash equivalents at beginning of period..........................             7,695                3,400
                                                                                ------------         ------------
Cash and cash equivalents at end of period................................      $      3,404         $      4,847
                                                                                ============         ============

Supplemental cash flow information:
Cash paid for interest....................................................      $         29         $          7
                                                                                ============         ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                       -4-

                         CLICKSOFTWARE TECHNOLOGIES LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF SEPTEMBER 30, 2004 AND FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2004)
               (IN THOUSANDS, EXCEPT SHARE DATA AND SHARE NUMBERS)

                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying condensed unaudited interim consolidated financial statements have been prepared by ClickSoftware Technologies Ltd. ("ClickSoftware" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2004 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of ClickSoftware for the year ended December 31, 2003 that are included in ClickSoftware's Form 10-K filed with the Securities and Exchange Commission on March 22, 2004 (the "2003 10-K"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements as of and for the year ended December 31, 2003, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

        If stock-based compensation had been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net income and basic and diluted net income per share would have increased or decreased to the following pro-forma amounts:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                     --------------------------      --------------------------
                                                        2004            2003             2004            2003
                                                     ----------      ----------      ----------      ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income
   As reported................................       $      183      $      687      $      485      $    1,018
   Add - stock based compensation determined
      under APB 25............................                3               -               6             101
     Deduct - stock based compensation
          determined under SFAS 123                        (291)           (120)           (768)           (317)
   Pro-forma..................................       $     (105)     $      567      $     (277)     $      802
                                                     ==========      ==========      ==========      ==========
Basic net income per share
   As reported................................       $     0.01      $     0.03      $     0.02      $     0.04
   Pro-forma..................................       $    (0.00)     $     0.02      $    (0.01)     $     0.03
Diluted net income per share
   As reported................................       $     0.01      $     0.03      $     0.02      $     0.04
   Pro-forma..................................       $    (0.00)     $     0.02      $    (0.01)     $     0.03

        Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the following weighted-average assumptions: (1) expected life of 5 years ;(2) dividend yield of 0%; (3) expected volatility of 147% (corresponding period prior year 149%); and (4) risk-free interest rate of 3.1% (corresponding period prior year 4%).

4.      BASIC AND DILUTED NET INCOME PER SHARE

        Basic and diluted net income per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net income per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

        Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net income per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of basic net income per share were 4,053,462 and 3,674,679 for the three months ended September 30, 2004 and September 30, 2003, respectively. The total number of shares excluded from the calculations of diluted net income per share were 3,384,713 and 1,938,848 for the three months ended September 30, 2004 and September 30, 2003, respectively.


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

        Revenues for the third quarter of 2004 amounted to $5.5 million and we maintained profitability for the seventh consecutive quarter. We believe that we can manage the level of our expenses relative to our revenues so as to maintain annual profitability, although no assurances can be given in that regard.

        At the end of the second quarter of 2004, we formalized a strategic alliance with IBM pursuant to which we will team with IBM in providing state-of-the-art workforce optimization solutions. We believe that this teaming relationship with IBM marks a significant step towards our partner channel strategy. In connection with this strategic alliance, we issued 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS (New Israel Shekels) per share and agreed to issue an additional 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS upon the first anniversary of the initial issuance. We also issued IBM 250,000 warrants for our ordinary shares with an exercise price of $2.38 per share. 62,500 of these warrants are immediately vested and exercisable. At the end of each of the three years following the warrant issuance, up to 62,500 warrants will vest based upon the attainment of certain revenue targets relating to revenue generated from the strategic alliance. If all performance milestones are met, approximately 1.7% of ClickSoftware's total current equity would be issuable to IBM. We continue to value our relationships with our other channel partners, and believe that these channel relationships will be key contributors to our future growth, although no assurances can be given in that regard.

        As part of our strategic alliance with IBM, we have established a Project Office to manage the day-to-day affairs associated with the relationship. Both we and IBM have designated employees to manage and foster the relationship. Under our teaming agreement, in the first year of the strategic alliance we will reimburse IBM for a portion of the employees and associated expenses related to the Project Office.

        The Company's cash and cash-equivalents, and short and long-term investments remained approximately the same as of the end of the first, second and the third quarters of 2004.

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

                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

        Our operating results, expressed as a percentage of revenues, for each of the three month periods ended September 30, 2004 and 2003 are as follows:

                                                                         QUARTER ENDED SEPTEMBER 30,
                                                                     ------------------------------------
                                                                           2004                2003
                                                                     ----------------    ----------------
Revenues:
   Software license............................................               45%                53%
   Services....................................................               55                 47
                                                                          ------             ------
     Total revenues............................................              100                100
Cost of revenues:
   Software license............................................                4                  6
   Services....................................................               29                 28
                                                                          ------             ------
     Total cost of revenues....................................               33                 34
                                                                          ------             ------
Gross profit                                                                  67                 66
                                                                          ======             ======
Operating expenses:
   Research and development expenses, net......................               11                  7
   Selling and marketing expenses..............................               41                 34
   General and administrative expenses.........................               13                 17
   Amortization of deferred stock-based compensation...........                0                  0
                                                                          ------             ------
Total operating Expenses.......................................               65                 58
                                                                          ======             ======
Operating income...............................................                2                  8
                                                                          ======             ======
Interest and other expenses, net...............................                1                  4
                                                                          ======             ======
Net Income.....................................................               3%                 12%
                                                                          ======             ======

REVENUES

                                                                                REVENUE BREAKDOWN
                                                                      --------------------------------------
                                                                            QUARTER ENDED SEPTEMBER 30,
                                                                      --------------------------------------
                                                                         2004       % CHANGE        2003
                                                                      ----------   -----------   -----------
                                                                                 (IN THOUSANDS)
Revenues:
Software license...............................................        $  2,478        (20)%      $  3,116
Percentage of total revenues...................................              45%                        53%
Services.......................................................           2,979          7%          2,786
Percentage of total revenues...................................              55%                        47%
Total Revenues.................................................        $  5,457         (8)%      $  5,902

        Revenues decreased $0.4 million, or 8%, to $5.5 million for the three months ended September 30, 2004, from $5.9 million for the three months ended September 30, 2003. Revenues from software license were $2.5 million and revenues from services were $3.0 million, down 20% and up 7% respectively from the same quarter a year earlier. The increase in revenues from services was the result of an increase in number of customers under post-contract support agreements resulting in more support revenues. We continue to project growth in our business based on our recurring revenue stream, current sales prospects, pilot projects that may develop into full-scale contracts and expectations of expanding channel relationships. This projection is subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS."

                                                                                REVENUE BY TERRITORY
                                                                      --------------------------------------
                                                                            QUARTER ENDED SEPTEMBER 30,
                                                                      --------------------------------------
                                                                         2004       % CHANGE        2003
                                                                      ----------   -----------   -----------
                                                                                 (IN THOUSANDS)
Revenues:
North America..................................................        $  2,008        (15)%      $  2,357
Europe.........................................................           1,940        (19)%         2,399
Asia Pacific and Africa........................................           1,509         32%          1,146
                                                                       --------                   --------
Total Revenues.................................................        $  5,457         (8)%      $  5,902
                                                                       ========                   ========

        For the three months ended September 30, 2004, 37% of our revenues were generated in North America (with 30% in the U.S.), 35% in Europe (with 19% in Germany and 11% in U.K) and 28% in Asia Pacific and Africa. For the three months ended September 30, 2003, 40% of our revenues were generated in North America (with 29% in the U.S. and 11% in Canada), 41% in Europe (with 26% in U.K and 11% in Germany) and 19% in Asia Pacific and Africa.

SOFTWARE LICENSES

        As reflected in the table entitled "Revenue Breakdown", above, software license revenues were $2.5 million or 45% of revenues for the three months ended September 30, 2004 and $3.1 million or 53% of revenues for the three months ended September 30, 2003. The decrease in software license revenues by $0.6 million or 20% from the three months ended September 30, 2003 was due to a decrease in orders from new customers.

SERVICES

        Service revenues were $3.0 million or 55% of revenues for the three months ended September 30, 2004 and $2.8 million or 47% of revenues for the three months ended September 30, 2003. The increase in services revenues by $0.2 million or 7% from the three months ended September 30, 2003 was due to an increase in post-contract support agreements.

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

        Cost of revenues was $1.8 million or 33% of revenues for the three months ended September 30, 2004 and $2.0 million or 34% of revenues for the three months ended September 30, 2003. The decrease in cost of revenues by $0.2 million or 12% from the three months ended September 30, 2003 was due to a decrease in costs of software licenses and a decrease in our professional services activities in the third quarter.

        We expect our cost of revenues on an absolute basis to increase in future quarters as a natural consequence of the projected growth of our revenues. We expect our fixed cost of revenues to increase moderately and our variable cost of revenues to grow in proportion to the extent that our revenues grow.

COST OF SOFTWARE LICENSES

        Cost of software license revenues were $0.2 million or 4% of revenues for the three months ended September 30, 2004 and $0.3 million or 6% for the three months ended September 30, 2003. The decrease in the cost of software license revenues by $137,000 or 39% from the three months ended September 30, 2003 was primarily due to a decrease in costs that we incurred in obtaining third-party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold during the third quarter of 2004.

COST OF SERVICES

        Cost of service revenues was $1.6 million or 29% of revenues for the three months ended September 30, 2004 and $1.7 million or 28% of revenues for the three months ended September 30, 2003. The decrease in the cost of service revenues by $0.1 million or 6% from the three months ended September 30, 2003 was primarily due to the decrease of our professional services activities in the third quarter of 2004 and primarily resulted from $0.2 million in decreased related payroll expenses.

GROSS PROFIT

        Gross profit was $3.7 million, or 67% of revenues for the three months ended September 30, 2004 and $3.9 million, or 66% of revenues for the three months ended September 30, 2003.

        The decrease in gross profit by $0.2 million or 5% from the three months ended September 30, 2003 was due to lower gross profits from software license revenues partially offset by higher revenues and higher margins generated by our services activities.

        The increase in gross margins by 1% from the three months ended September 30, 2003 was due to a higher level of service revenues obtained with increased service activities and higher service margins.

OPERATING EXPENSES

        Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and stock-based compensation.

                                                                                 OPERATING EXPENSES
                                                                      --------------------------------------
                                                                            QUARTER ENDED SEPTEMBER 30,
                                                                      --------------------------------------
                                                                         2004       % CHANGE        2003
                                                                      ----------   -----------   -----------
                                                                                 (IN THOUSANDS)
Operating Expenses:
   Research and development expense, net........................       $    612         48%       $    414
   Selling and marketing expenses...............................          2,218         11%          1,998
   General and administrative expense...........................            727        (28)%         1,007
   Amortization of deferred stock-based compensation............              3                          0
                                                                       --------                   --------
Total Operating Expenses........................................       $  3,560          4%       $  3,419
                                                                       --------                   --------
Average No. of employees........................................            143                        122
                                                                       --------                   --------

        Total operating expenses were $3.6 million or 65% of revenues for the three months ended September 30, 2004 and $3.4 million or 58% of revenues for the three months ended September 30, 2003. The increase in operating expenses by $141,000 or 4% from the three months ended September 30, 2003 reflects an increase in our selling and marketing expenses as well as research and development expenses as we expand our activities and add personnel to support these efforts. The increase in operating expenses was partially offset by a decrease in general and administrative expenses.

        We anticipate a moderate increase in our operating expenses in the future quarters, particularly our selling and marketing expenses, as we continue to expand our sales efforts. We expect our fixed operating expenses to increase moderately and our variable operating expenses to grow in proportion to the extent that our revenues grow.

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

        Research and development expenses, net of related grants, were $0.6 million or 11% of revenues for the three months ended September 30, 2004 and $0.4 million or 7% of revenues for the three months ended September 30, 2003. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, were $0.7 million for the three months ended September 30, 2004 and $0.6 million for the three months ended September 30, 2003. We received grants of $122,000 from the Chief Scientist for the three months ended September 30, 2004 compared to $235,000 for the three months ended September 30, 2003. The increase in research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, by $0.1 million or 13% from the three months ended September 30, 2003 was primarily due to an increase in number of our research and development personnel which resulted in $0.1 million increase in related payroll expenses.

        We anticipate a moderate increase in our gross research and development expenses in future quarters as we expand our overall activities and recruit personnel to support these activities.

SELLING AND MARKETING EXPENSES

        Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

        Selling and marketing expenses were $2.2 million or 41% of revenues for the three months ended September 30, 2004 and $2.0 million or 34% of revenues for the three months ended September 30, 2003. The increase in our selling and marketing expenses by $0.2 million or 11% was primarily due to an increase in the number of employees which resulted in a $0.2 million increase in related payroll expenses. We expect selling and marketing expenses to increase moderately in future quarters as we expand our sales efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, legal, accounting, human resources, facilities, provision for doubtful accounts and costs related to our status as a public company.

General and administrative expenses were $0.7 million or 13% of revenues for the three months ended September 30, 2004 and $1.0 million or 17% of revenues for the three months ended September 30, 2003. The decrease in general and administrative expenses by $0.3 million or 28% from the three months ended September 30, 2003 was primarily due to a decrease in payroll related expenses by $0.2 million and bad debt charges by $0.1 million.

AMORTIZATION OF STOCK-BASED COMPENSATION

        Amortization of stock-based compensation represents the aggregate difference, at the date of grant, between the respective exercise prices of stock options and the deemed fair market value of the underlying stock. Deferred stock-based compensation is amortized over the vesting period of the underlying options, generally four years.

        Stock-based compensation expenses were $3,000 for the three months ended September 30, 2004 and none for the three months ended September 30, 2003.

INTEREST EXPENSES, NET OF INTEREST INCOME

        Interest and other income includes interest income earned on our cash, cash equivalents and short and long-term investments, offset by interest expense, and also include the effects of foreign currency fluctuations.

        Interest income, net of interest expenses, were $68,000 for the three months ended September 30, 2004 and $221,000 for the three months ended September 30, 2003. The decrease in interest income resulted from a decrease in profits resulting from currency fluctuations partially offset by higher profits from investments.

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

NET INCOME

        Net income was $0.2 million or 3% of revenues for the three months ended September 30, 2004 and $0.7 million or 12% of revenues for the three months ended September 30, 2003.

     RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

        Our operating results, expressed as a percentage of revenues, for each of the nine month periods ended September 30, 2004 and 2003 are as follows:

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------------
                                                                           2004                2003
                                                                     ----------------    ----------------
Revenues:
   Software license..........................................                 42%                  48%
   Services..................................................                 58                   52
                                                                          ------               ------
     Total revenues..........................................                100                  100
Cost of revenues:
   Software license..........................................                  4                    5
   Services..................................................                 29                   29
                                                                          ------               ------
     Total cost of revenues..................................                 33                   34
                                                                          ------               ------
Gross profit                                                                  67                   66
                                                                          ======               ======
Operating expenses:
   Research and development expenses, net....................                 13                    9
   Selling and marketing expenses............................                 39                   36
   General and administrative  expenses......................                 13                   15
   Amortization of deferred stock-based compensation.........                  0                    1
                                                                          ------               ------
Total operating expenses.....................................                 65                   61
                                                                          ======               ======
Operating income.............................................                  2                    5
                                                                          ======               ======
Interest and other income, net...............................                  1                    1
                                                                          ======               ======
Net Income...................................................                  3%                   6%
                                                                          ======               ======

REVENUES

                                                                                REVENUE BREAKDOWN
                                                                      --------------------------------------
                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------------
                                                                         2004       % CHANGE        2003
                                                                      ----------   -----------   -----------
                                                                                 (IN THOUSANDS)
Revenues:
Software license................................................       $  6,660        (13)%      $  7,671
Percentage of total revenues....................................             42%                        48%
Services........................................................          9,224          9%          8,432
Percentage of total revenues....................................             58%                        52%
Total Revenues..................................................       $ 15,884         (1)%      $ 16,103

        Revenues decreased by $0.2 million, or 1%, to $15.9 million for the nine months ended September 30, 2004, from $16.1 million for the nine months ended September 30, 2003.

                                                                               REVENUE BY TERRITORY
                                                                      --------------------------------------
                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------------
                                                                         2004       % CHANGE        2003
                                                                      ----------   -----------   -----------
                                                                                 (IN THOUSANDS)
Revenues:
North America...................................................       $  5,373        (20)%      $  6,735
Europe..........................................................          7,789         12%          6,943
Asia Pacific and Africa.........................................          2,722         12%          2,425
                                                                       --------                   --------
Total Revenues..................................................       $ 15,884         (1)%      $ 16,103
                                                                       ========                   ========

        For the nine months ended September 30, 2004, 34% of our revenues were generated in North America (with 25% in the U.S.), 49% in Europe (with 23% in Germany and 15% in U.K) and 17% in Asia Pacific and Africa. For the nine months ended September 30, 2003, 42% of our revenues were generated in North America (with 32% in the U.S.), 43% in Europe (with 23% in U.K) and 15% in Asia Pacific and Africa.

SOFTWARE LICENSES

        As reflected in the table entitled "Revenue Breakdown", above, software license revenues were $6.7 million or 42% of revenues for the nine months ended September 30, 2004 and $7.7 million or 48% of revenues for the nine months ended September 30, 2003. The decrease in software license revenues by $1.0 million or 13% from the nine months ended September 30, 2003 was primarily due to a decrease in orders from new customers partially offset by an increase in repeat orders.

SERVICES

        Service revenues were $9.2 million or 58% of revenues for the nine months ended September 30, 2004 and $8.4 million or 52% of revenues for the nine months ended September 30, 2003. The increase in services revenues by $0.8 million or 9% from the nine months ended September 30, 2003 was primarily due to the increase in number of customers under post-contract support agreements which resulted in more support revenues, partially offset by a decrease in consulting services.

COST OF REVENUES

        Cost of revenues were $5.2 million or 33% of revenues for the nine months ended September 30, 2004 and $5.6 million or 34% of revenues for the nine months ended September 30, 2003. The decrease in cost of revenues by $0.3 million or 6% from the nine months ended September 30, 2003 was due to a decrease in the cost of software licenses as a result of lower license revenues and a decrease in our professional services activities in the nine months ended September 30, 2004.

COST OF SOFTWARE LICENSES

        Cost of software license revenues were $0.6 million or 4% of revenues for the nine months ended September 30, 2004 and $0.8 million or 5% for the nine months ended September 30, 2003. The decrease in the cost of software license revenues by $0.2 million or 25% from the nine months ended September 30, 2003 was primarily due to a decrease in costs that we incurred in obtaining third-party licenses and adaptors to other Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems sold during the first nine months of 2004.

COST OF SERVICES

        Cost of service revenues was $4.6 million or 29% of revenues for the nine months ended September 30, 2004 and $4.8 million or 29% of revenues for the nine months ended September 30, 2003. The decrease in the cost of service revenues by $139,000 or 3% from the nine months ended September 30, 2003 was primarily due to the decrease of our professional services activities during nine months ended September 30, 2004 and primarily resulted from $0.1 million in decreased related payroll expenses.

GROSS PROFIT

        Gross profit was $10.7 million, or 67% of revenues for the nine months ended September 30, 2004 and $10.6 million, or 66% of revenues for the nine months ended September 30, 2003.

        The decrease in gross profit by $0.1 million or 1% from the nine months ended September 30, 2003 was due to lower gross profits from software license revenues partially offset by higher revenues and higher margins generated by our services activities.

        The increase in gross margins by 1% from the nine months ended September 30, 2003 was due to a higher level of service revenues obtained with increased service activities and higher service margins.

OPERATING EXPENSES

        Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and stock based compensation.

                                                                               OPERATING EXPENSES
                                                                      --------------------------------------
                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------------
                                                                         2004       % CHANGE        2003
                                                                      ----------   -----------   -----------
                                                                                 (IN THOUSANDS)
Revenues:
North America...................................................       $  5,373        (20)%      $  6,735
Operating Expenses:
   Research and development expense, net........................       $  1,953         39%       $  1,408
   Selling and marketing expenses...............................          6,226          8%          5,780
   General and administrative expense...........................          2,101        (16)%         2,504
   Amortization of deferred stock-based compensation............              6        (94)%           101
                                                                       --------                   --------
Total Operating Expenses........................................       $ 10,286          5%       $  9,793
                                                                       --------                   --------
Average No. of employees........................................            138                        116
                                                                       --------                   --------

        Total operating expenses were $10.3 million or 65% of revenues for the nine months ended September 30, 2004 and $9.8 million or 61% of revenues for the nine months ended September 30, 2003. The increase in operating expenses (excluding amortization of deferred stock-based compensation) by $0.6 million or 6% from the nine months ended September 30, 2003 reflects mainly an increase in our research and development expenses, due to an increase in the number of employees engaged in research and development activities as well as increase in our selling and marketing expenses activities as we expand our activities and add personnel to support these efforts. The increase in operating expenses was partially offset by a decrease in general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES, NET

        Research and development expenses, net of related grants, were $2.0 million or 13% of revenues for the nine months ended September 30, 2004 and $1.4 million or 9% of revenues for the nine months ended September 30, 2003. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, were $2.2 million for the nine months ended September 30, 2004 and $1.7 million for the nine months ended September 30, 2003. We received grants of $275,000 from the Chief Scientist for the nine months ended September 30, 2004, and we received grants of $339,000 for the nine months ended September 30, 2003. The increase in research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, by $0.5 million or 28% from the nine months ended September 30, 2003 was primarily due to an increase in number of our research and development personnel which resulted in $0.4 million increase in related payroll expenses.

SELLING AND MARKETING EXPENSES

        Selling and marketing expenses were $6.2 million or 39% of revenues for the nine months ended September 30, 2004 and $5.8 million or 36% of revenues for the nine months ended September 30, 2003. The increase in our Selling and marketing expenses by $0.4 million or 8% was due to an increase in our selling and marketing expenses activities by $0.3 million and an increase in the number of employees which resulted in $0.1 million increase in related payroll expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $2.1 million or 13% of revenues for the nine months ended September 30, 2004 and $2.5 million or 15% of revenues for the nine months ended September 30, 2003. The decrease in general and administrative expenses by $0.4 million or 16% from the nine months ended September 30, 2003 was primarily due to a decrease in payroll related expenses by $0.4 million, bad debt expense by $0.3 million and partially offset by an increase in legal expenses by $0.2 million and other general and administrative expenses by $0.1 million .

AMORTIZATION OF STOCK-BASED COMPENSATION

Stock-based compensation expenses were $6,000 for the nine months ended September 30, 2004 and $101,000 for the nine months ended September 30, 2003.

INTEREST AND OTHER INCOME, NET

        Interest income, net of interest expenses, was $103,000 for the nine months ended September 30, 2004 and $260,000 for the nine months ended September 30, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

        Our cash and investments increased by $1.0 million or 9% to $12.7 million as of September 30, 2004 from $11.7 million as of December 31, 2003. Our primary sources of cash and investments during the nine months ended September 30, 2004 were cash flows generated from operations of $1.2 million and $0.2 million from exercises of employee stock options and employee share purchase plans ("ESPP") purchases.

        As of September 30, 2004 we had cash and cash equivalents of approximately $3.4 million, short-term investments of approximately $9.0 million and long-term investments of approximately $0.3 million. As of September 30, 2004 approximately $0.3 million in short-term and long-term investments had been deposited with banks to secure letters of credit totaling approximately $0.5 million, which are described below. Our cash, short-term investments and long-term investments are invested or deposited in low-risk and predominantly U.S.-denominated investments and bank deposits.


                                                                        CASH AND INVESTMENTS
                                                             ---------------------------------------------

                                                              SEPTEMBER 30,                  DECEMBER 31,
                                                                   2004        % CHANGE          2003
                                                             --------------  -------------  --------------
                                                                            (IN THOUSANDS)
Cash and cash equivalents...................................    $  3,404                       $  7,695
Short-term investments......................................       9,024                          3,394
Long-term investments.......................................         264                            580
                                                                --------                       --------
Total cash and investments..................................    $ 12,692            9%         $ 11,669
                                                                ========                       ========

        For the nine months ended September 30, 2004, net cash provided by operations was $1.2 million, comprised of our net income of $0.5 million, a decrease in trade receivables of $0.6 million, an increase in other receivables of $0.9 million, a decrease in accounts payable of $0.9 million, an increase in deferred revenue of $1.5 million and non-cash charges of $0.4 million. For the nine months ended September 30, 2003, net cash provided by operations was $3.4 million, comprised of our net income of $1.0 million, a decrease in trade receivables of $0.8 million, an increase in other receivables of $0.3 million, a decrease in accounts payable of $0.8 million, an increase in deferred revenue of $2.2 million and non-cash charges of $0.5 million.

        Net cash used in investment activities was $5.7 million for the nine months ended September 30, 2004, of which $5.3 million was primarily invested in bank deposits and $0.4 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investment activities was $2.1 million for the nine months ended September 30, 2003, of which $2.0 million was primarily invested in bank deposits and $0.1 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

        Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2004, as a result of the employee options exercises and ESPP purchases. Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2003, as a result of the employee options exercises and ESPP purchases.

        As of September 30, 2004, we had outstanding trade receivables of approximately $2.7 million, which represented approximately 17% of revenues for the nine months ended September 30, 2004. Our trade receivables typically have 30 to 60 days terms; although we also negotiate longer payment plans with some of our clients. Days sales outstanding ("DSO"), calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date, decreased to 45 days as of September 30, 2004 from 48 days as of December 31, 2003.

        We have various commitments primarily related to guarantees, letters of credit and capital lease obligations. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to September 30, 2004:

                                                                  TOTAL
                                                                 AMOUNTS         AMOUNT OF COMMITMENT EXPIRATION
                                                                COMMITTED            PER PERIOD (IN THOUSANDS)
                                                                   (IN         -----------------------------------
                   COMMERCIAL COMMITMENTS                       THOUSANDS)           2004               2005
----------------------------------------------------------  -----------------  -----------------  ----------------
Guarantees/Letters of Credit.............................       $     264          $     15          $     249


                                                                      PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                            ------------------------------------------------------
                  CONTRACTUAL OBLIGATIONS                         TOTAL           2004        2005       2006-7
----------------------------------------------------------  -----------------  ----------  ----------  -----------
Lease Obligations........................................       $     896      $     126    $   333     $    437

        We have entered into standby letter of credit agreements with banks primarily relating to the guarantee of future performance on certain contracts. As of September 30, 2004, contingent liabilities on outstanding letter of credit agreements aggregated approximately $0.5 million. Most of these obligations are scheduled to expire during 2005. The letters of credit are secured by $0.3 million in deposits to cover potential payments under the guarantees.

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

        Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $7.3 million (full commitment including LIBOR and 150% for some projects) related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of September 30, 2004, we had paid or accrued royalties related to the results of research and development in the amount of $3.7 million. The estimated current net commitment is approximately $3.6 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants, if sufficient sales are not generated.

        Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and investments in computers and office equipment. We intend to continue investing significant resources in our selling and marketing and research and development operations in the future and investments in computers and office equipment. We attained profitability in the three months ending March 31, 2003 and have maintained profitability for the ensuing six quarters. Our ability to maintain profitability will depend on our ability to increase our revenues while keeping expense increases moderate. However, we cannot assure you that we will be able to maintain profitability, particularly given the current economic conditions and a potential reduction in information technology spending by our current and prospective customers. Moreover, the trend towards larger customers generating larger transactions, and the increased involvement of our channel partners in many of our transactions make it more difficult for us to predict the revenues of each quarter, but a significant percentage of our expenses are fixed in the short term. If we are not successful in maintaining profitability, we will be required to seek new, external sources of financing, which may not be available to us on favorable terms or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to out shareholders.

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

        Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro are increasing. In the nine month period ended September 30, 2004, 19% of our costs were incurred in GBP and 6% in the Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In the nine month period ended September 30, 2004, 25% of our costs were incurred in NIS. In the nine month period ended September 30, 2004, we incurred 7% of our costs in the Australian Dollar. In addition to above, we have balance sheet exposure related to foreign net assets. We cannot assure you that we will be able to adequately protect ourselves against such risks.

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

        As of September 30, 2004, our executive officers, directors and entities affiliated with them beneficially owned approximately 21.7% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES.

        As of September 30, 2004, we had 27,307,733 ordinary shares outstanding (net of 39,000 shares held in treasury), including shares held by a trustee for issuance under outstanding options. In addition, as of September 30, 2004, we had 4,192,120 ordinary shares issuable upon exercise of outstanding options and warrants, and 925,650 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed Registration Statements on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

        We develop products in Israel and sell them primarily in North America, Europe, and the Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the three month period ended September 30, 2004, 66% of our revenues and 43% of our expenses were denominated in U.S. dollars. Since our financial results are reported in our functional currency, U.S. dollars, fluctuations in the exchange rates between the dollar and non-dollar currencies may have a material effect on our results of operations. The exposure to currency exchange rate changes is diversified due to the number of different countries and currencies in which we conduct business. The main currencies are US$, NIS, GBP and Euro.

        In addition to above, we have balance sheet exposure related to foreign net assets.

        We enter from time to time into forward contracts related to foreign currency rates in order to protect against foreign currency accounts receivables and certain forecasted transactions. We do not participate in any speculative investments.

INTEREST RATE RISK

        As of September 30, 2004, we had cash and cash equivalents of $12.4 million, which consist of cash and highly liquid short-term investments. A substantial decrease in market interest rates would have immaterial impact on our financial condition.

        The following table provides information about our investment portfolio, cash, and long-term debts as of September 30, 2004 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.


YEAR OF MATURITY
(in thousands of dollars)
--------------------------------------------------------------------------------------------------------
                                                                            2004              2005
--------------------------------------------------------------------  ----------------  ----------------
A) CASH AND CASH EQUIVALENTS AND INVESTMENT PORTFOLIO:
         Cash and cash equivalents                                       $   3,404
         Average interest rate                                                0.8%

         Short term bonds                                                $   1,999
         Average interest rate                                                1.9%

         Bank deposits                                                   $   3,519          $   3,770
         Average interest rate                                                1.8%               1.8%

B) LONG-TERM DEBTS:
         None

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified within the SEC's rules and instructions for Form 10-Q.

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        July 20, 2004, the Annual Meeting of Shareholders of the Company was held at 2:00 p.m., local time, at the Company's offices at 34 Habarzel Street, Tel Aviv, Israel for the following purposes

        1.   ELECTION OF CLASS I DIRECTOR, CLASS II
        DIRECTORS, CLASS III DIRECTORS AND EXTERNAL
        DIRECTORS                                               VOTES FOR        VOTES AGAINST
                                                             --------------     --------------
        James W. Thanos (Class I director)                      24,964,142          587,960
        Israel Borovich,  (External director)                   24,950,271          601,831

        Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

        2. To ratify the appointment of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent accountants of the Company for the 2004 fiscal year. The number of affirmative votes for this proposal was 25,367,392 the number of negative votes was 135,324 and the number of abstentions was 49,386.

        3. To ratify and approve, as described in the Company's Proxy Statement, a revised employment agreement with Moshe BenBassat, the company's Chairman and Chief Executive Officer. The number of affirmative votes for this proposal was 12,125,334 the number of negative votes was 443,645 and the number of abstentions was 585,564.

        4. To ratify and approve, as described in the Company's Proxy Statement, a special cash bonus of $149,500 to Moshe BenBassat. The number of affirmative votes for this proposal was 12,025,886 the number of negative votes was 540,363 and the number of abstentions was 588,314.

        5. To ratify and approve, as described in the Company's Proxy Statement, granting Moshe BenBassat an option to purchase 250,000 shares at the fair market value per share at the date of the annual meeting. The number of affirmative votes for this proposal was 9,731,854 the number of negative votes was 2,835,894 and the number of abstentions was 586,795.

        6. To ratify and approve the appointment of Moshe BenBassat as both Chairman of the Board and Chief Executive Officer. The number of affirmative votes for this proposal was 24,139,769 the number of negative votes was 1,374,038 and the number of abstentions was 38,295.

        7. To ratify and approve amendments to the company's 2000 share option plan, including the section 162(m) limitations. The number of affirmative votes for this proposal was 10,790,630, the number of negative votes was 2,308,976 and the number of abstentions was 54,937.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

        (a)     Exhibits

---------------- ---------------------------------------------------------------
 EXHIBIT NUMBER                           DESCRIPTION
---------------- ---------------------------------------------------------------
      31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------
      31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------
      32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------
      32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------- ---------------------------------------------------------------

        (b)     Reports on Form 8-K:

        On July 9, 2004, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's preliminary financial results for the quarter ended June 30, 2004.

        On July 9, 2004, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's global teaming relationship with IBM and the establishment of a Project Office.

        On July 28, 2004, the Company filed a current report on Form 8-K pursuant to the Securities and Exchange Act of 1934, as amended, reporting the Company's financial results for the quarter ended June 30, 2004.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                         (Registrant)

                                         By: /s/ Shmuel Arvatz
                                             -----------------------------------
                                             Shmuel Arvatz
                                             Executive Vice President and
                                             Chief Financial Officer

        Date: November 11, 2004