Form 10-K
period 2005-02-17
CLICKSOFTWARE TECHNOLOGIES LTD
filed 2005-03-17
CIK 1105841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
-----
 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004
                                       Or
-----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

                        Commission file number 000-30827

-------------------------------------------------------------------------------

                        CLICKSOFTWARE TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)

               Israel                                      Not Applicable
  -------------------------------                         ---------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

            34 Habarzel Street
             Tel Aviv, Israel                                   69710
             ----------------                                 ----------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (972-3) 765-9400
                                                     -----------------

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                      Ordinary Shares, NIS 0.02 par value
                -----------------------------------------------
                                (Title of class)



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          |X|  Yes        |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
          |_|  Yes        |X| No

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant on June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was $35.8 million (based on the closing market sales price of the Ordinary Shares on that date). Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2005, there were 27,480,809 Ordinary Shares of the Registrant outstanding.



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 2

                                     INDEX


PART I
Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters
Item 6.    Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements
Item 8A.   Unaudited Consolidated Quarterly Financial Data
Item 9. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures

PART III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accounting Fees and Services
Item 15.   Exhibits, Financial Statement Schedules

SIGNATURES.



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

ITEM 1. BUSINESS

We provide software products for optimizing service operations, which are designed to improve customer responsiveness and the utilization of service resources. Our products allow our clients to respond quickly to customers' demands for service and efficiently handle planned maintenance, while improving utilization of service personnel and reducing operational costs.

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

We were incorporated in Israel in 1979. Our directly and indirectly held principal operating wholly-owned subsidiaries and their countries of incorporation are:

o     Clicksoftware Technologies Inc. (United States)
o     Clicksoftware Central Europe GmbH (Germany)
o     Clicksoftware Europe Limited (United Kingdom)
o     Clicksoftware Belgium N.V. (Belgium)
o     Clicksoftware Australia Pty Limited (Australia)


Our product development efforts are conducted primarily in Israel. Our sales and marketing and implementation efforts in North America, Europe, and Asia Pacific and Africa are conducted for the most part by our subsidiaries.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 4

Our service optimization solutions are utilized by leading service organizations in a number of service industry segments, including: telecommunications, utilities and energy, insurance, high-technology, computer and office equipment, industrial equipment, medical equipment, building automation, aerospace & defense, and home services. ClickSoftware's solutions can deliver improvements in:

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

Service Optimization Suite of Products

Our Service Optimization suite includes:

ClickSchedule optimizes service scheduling and routing for improving workforce productivity by balancing customer, service and asset resources, and organizational preferences including contractual commitments, priority, drive time, skills, and service and asset resources availability. Configuration capabilities, a high degree of scalability and use of standard eXtensible Markup Language (XML) interfaces are designed to improve integration with enterprise systems and deployment according to organizational business policies and processes. ClickSchedule accounts for more than 15% of our annual revenues.

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

ClickFix provides intelligent diagnostics and problem resolution for reducing service costs. ClickFix enables faster resolution of customer issues at multiple levels of service contact, from the call center to the field. Based on an intelligent engine that utilizes specific knowledge about our customers' equipment, ClickFix diagnoses and resolves problems independent of the user's skills, experience and knowledge. Accessibility via the Web empowers customers to resolve problems themselves at any time of day, and often without a service resource, requiring fewer onsite visits.

ClickMobile provides wireless workforce management for monitoring field workforce activities and reducing the labor of dispatching personnel. ClickMobile enables job detail notification from the field and allows for field updates even when service resources are out of wireless coverage. Assignments created in ClickSchedule are dispatched to field devices based on configurable workflows while enabling real-time visibility into workforce activity including job status, start and end time.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 5

In January 2005 we released version 7.5 of our Service Optimization Suite that expands on previous versions of the product suite with feature and user interface enhancements, including a more configurable schedule optimizer, real time key performance indicator monitor, and enhanced support for multi-lingual implementations.

Our ClickRoster product is currently in the development stage. ClickRoster is expected to provide interactive and automated workforce shift planning based on forecasted workload, planning decisions, working contracts, rules and regulations and engineer preferences.

TECHNOLOGY

The Service Optimization suite utilizes a foundation of core technologies that we developed over a period of more than 10 years in the service industry. Originally brought to market as W-6 Service Scheduler and TechMate, these technologies include sophisticated algorithms and business process representation tools. Our research and development personnel have been working on optimization technology solutions since 1985, including algorithmic software solutions, system integration and implementations. The Service Optimization suite, with its depth and breadth, reflects our experience and investment into the complex optimization and decision support troubleshooting needs of service organizations.

Analogous to, but more complex than the supply chain, the service chain involves different variables and challenges including the scheduling of personnel with varying skills in different locations to complete both simple and complex tasks. These variables must be considered in constantly changing conditions to meet the fast pace typical of service-level and profit driven organizations.

Our applications are standards-based, facilitating integration with related CRM, ERP or supply chain functions. The application server supports leading database management systems, including Oracle (Microsoft technology based and non-Microsoft technology based) and Microsoft SQL Server, and is scalable to meet the demands of large service organizations. Our service optimization suite of applications delivers inherent scalability based on a dynamic load balancing architecture that uses a stateless server model, multi-threaded application servers and relational databases.

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

The Service Optimization suite also includes sophisticated service business scenario modeling power. We have developed models based on a vast number of variables and resource characteristics common to service organizations. By employing these models, the Service Optimization suite addresses the market needs of different segments of the service industry and broadens the potential customer base for our products.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 6

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

Our professional services organization is staffed by qualified employees with experience in the resource optimization field. We provide our clients, as well as our implementation partners, with consulting and deployment services, upgrades, and comprehensive training and support to help achieve business goals with a quicker return on investment. Our consulting services include:

   o Business Analysis. Our consultants assess current or planned service optimization needs and develop and document the Functional Requirement Specification. We provide a configuration and implementation roadmap to help meet business goals, including an analysis of return on investment and business change management. Such services often include establishing a benchmark of the then-current organizational key performance indicators (KPIs) to measure the improvement to these KPIs following the delivery of our solutions.

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

Customer support is available by telephone and over the Internet. Customer support is typically billed as a percentage of license fees depending upon the level of support coverage requested by the customer. Support is provided by the technical support team located within our development facility, ensuring detailed product knowledge and access to experts and testing facilities when required. The customer support team works closely with the professional services organization to provide technical support during two distinct phases:
(a) supporting the project team during delivery phase and (b) supporting the customer IT organization after the project has gone live and has moved to production.

SALES AND MARKETING

We market and sell our products mostly through our direct sales force, which is located in North America, Europe and the Asia Pacific region, as well as through reseller agreements with partners. Over the past twelve months, we have significantly increased our efforts to create and strengthen partner relations. Our multidisciplinary sales teams consist of field sales executives, sales support engineers and internal sales staff. The internal sales staff is responsible for generating leads and qualifying prospective clients. Sales support engineers assist the sales executives in the technical aspects of the sales process, including preparing demonstrations and technical proposals. Our sales executives are responsible for completing the sales process and managing the post-sale client relationship, which consists of ongoing relationship management and the sale of additional licenses and products, as clients require additional resources. Our management also takes an active role in our sales efforts. The knowledge gained by our sales and marketing force is also communicated to our product marketing group, which guides our development team. This enables our organization to align the functionality of our products with customer needs.

We typically direct our sales and marketing efforts to the client's executive officers, including the vice president of customer service, the chief information officer, the chief financial officer and other senior executives responsible for improving customer service at our clients' organizations. We target our marketing efforts on identifying potential new clients, generating new sales opportunities, and creating awareness in our target markets about the value of our products and their applications. Our programs target prospective clients across a wide variety of industries, business relationships and geographies. In order to effectively promote product awareness, we engage in marketing activities in a wide variety of areas including public relations and analyst relations, email campaigns, web seminars with our customers and industry analysts, newsletters and advertising creation and placement, direct mailings and trade shows. As of December 31, 2004, we employed 43 individuals in our sales and marketing department.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 7

Our business development organization supports joint marketing activities with our business partners. Our business relationships with large ERP and CRM vendors, such as SAP A.G., enable us to use our partners' market presence and sales channels to create additional revenue opportunities. Our strategy is based on having approved certified adaptors that enable rapid integration and implementation of our products into certain ERP and CRM systems.

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

We have also established relationships with large System Integrator (SI) organizations such as Accenture Ltd. and International Business Machines Corporation (IBM). These partners have committed various levels of resources to integrate, customize and implement our solutions. Depending on the strength of the relationship, we have co-invested in jointly developing industry-specific solutions, training and certifying their professional services teams, developing co-marketing programs, and incorporating our products into their marketing/referral strategies.

At the end of the second quarter of 2004, we formalized a strategic alliance with IBM pursuant to which we will team with IBM in providing state-of-the-art workforce optimization solutions. We believe that this teaming relationship with IBM marks a significant step towards our partner channel strategy. In connection with this strategic alliance, we issued 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS (New Israel Shekels) per share and agreed to issue an additional 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS per share upon the first anniversary of the initial issuance, unless the contract is Earlier terminated by either IBM or the Company. We also issued IBM 250,000 warrants that are exercisable into our ordinary shares with an exercise price of $2.38 per share. Immediately upon entering into the strategic alliance 62,500 of these warrants became exercisable. At the end of each of the three years following the warrant issuance, up to 62,500 warrants may become exercisable based on the attainment of certain revenue targets relating to revenue generated from the strategic alliance. If all performance milestones are met, approximately 1.7% of ClickSoftware's outstanding share capital would be issued to IBM. We continue to value our relationships with our other channel partners, and believe that these channel relationships will be key contributors to our future growth, although no assurances can be given in that regard.

As part of our strategic alliance with IBM, we have established a Project Office to manage the day-to-day affairs in connection with the relationship. Both IBM and ClickSoftware have designated employees to manage and foster the relationship. Under our teaming agreement, in the first year of the strategic alliance we will reimburse IBM for a portion of the expenses related to implementation of the Project Office.

See exhibits 10.25, 10.26 and 10.27 to this annual report that are incorporated herein by reference.

BACKLOG

Our product order backlog (excluding deferred revenues of approximately $3 million) as of December 31, 2004 was approximately $8.0 million (including $1.5 million long term order backlog that is not expected to be realized in 2005), as compared with $8.8 million (including $3.7 million long term backlog) at December 31, 2003. Our backlog includes undelivered orders for licenses and professional services, as well as multi-year customer contracts. Backlog levels vary with demand, product and service availability and our delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results.

CUSTOMERS
We sell our products to a broad base of customers representing a variety of industries with unique needs, including telecommunications, utilities and energy and high-technology service providers, and insurance and home equipment retailers.

Sales to each of T-Systems, a subsidiary of Deutsche Telecom (Germany), and Telstra Corporation accounted for more than 10% of revenues during the year ended December 31, 2004.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 8

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

Our future research and development strategies will concentrate on strengthening our product offerings in decision support, forecasting, capacity planning and monitoring and schedule optimization; continuing to enhance the technology and scalability of our products; and continuing the development of offerings for specific vertical industries.

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

   o Installed base, domain expertise and experience with large-scale implementations; and

   o The acceptance and adaptability of the service optimization solution to the solution offerings of large system integrators and CRM/ERP vendors, and the ability to form marketing alliances with the foregoing.

We believe that our solutions compare favorably based on these competitive factors. We believe that key competitive factors include a broad base of users, strategic alliances, key reference customers, interoperability, integration of complementary products and services, technological leadership, product performance, price, customer support, name recognition, relationships with partners and distribution channels and the ability to respond quickly to emerging opportunities.

Our current and potential competitors include:

   o Direct competitors in the service optimization space, including Service Power Technologies plc. Vidus Limited, which was acquired by @Road, and Wishbone, which was acquired by Indus International Inc.

   o Software application vendors that offer field force management solutions with certain optimization modules, including Viryanet Ltd. and MDSI Mobile Data Solutions Inc.

   o Traditional ERP and CRM software application vendors, including Siebel and Oracle; and

   o Systems integrators and internal information technology departments that may elect to develop a solution in-house.

Some of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.

Competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. In addition, our market is characterized by rapid technological change, dynamic client needs, mergers and acquisitions, and frequent introductions of new products and product enhancements, which can make existing products, including ours, obsolete or unmarketable.

INTELLECTUAL PROPERTY

We believe that the improvement of existing products, our technologies and the development of new products are important in establishing and maintaining a competitive advantage. We rely on a combination of trade secrets, copyrights, trademarks, patents and intellectual property law, together with non-disclosure and invention assignment agreements, to establish and protect the technology used in our products.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 9

We own U.S. trademark registrations for the marks AITEST, CLICKANALYZE, CLICKFIX, CLICKFORECAST and CLICKPLAN, and have filed applications for registration of the mark CLICKSCHEDULE. In the European Community, we own trademark registrations for CLICKFIX, CLICKSCHEDULE, CLICKANALYZE, CLICKFORECAST, and CLICKPLAN, and a U.K. trademark for CLICKSOFTWARE.

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

EMPLOYEES

As of December 31, 2004, we had 154 full-time employees: 34 engaged in research and development, 43 in sales, marketing and business development, 55 in professional services and technical support and 22 in finance, administration and operations. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 10
conditions above the required minimums. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies and severance funds. Severance payment expenses amounted to $336,000 in 2004, $234,000 in 2003 and $283,000 in 2002.

ITEM 2. PROPERTIES

We have a lease for approximately 8,800 square feet of office space in Burlington, Massachusetts that expires in May 2009, which are used for sales, marketing and implementation activities for the North American market. We also have a lease for approximately 20,000 square feet of office space in Tel Aviv, Israel that expires in June 2006, which are used for management, marketing, sales, research and development. Of this amount, approximately 17,000 square feet are currently being used by our company.

Our U.K. subsidiary currently operates from a leased facility of approximately 3,800 square feet in Slough, near London, which are used for sales, marketing and implementation activities for the European market. We also lease additional smaller offices in various sites throughout Europe and Asia. We consider that our current office space is sufficient to meet our anticipated needs for the foreseeable future and is suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

On August 25, 2003, a complaint was filed against us, one of our officers and one of our former officers in the United States District Court for the District of Massachusetts. None of the defendants have been served. According to an electronic search of the court documents, the case is in the preliminary stages. To date, we have not received any further formal documentation from the court or the plaintiffs. The complaint is substantially similar to a complaint previously filed in the same court against these parties and dismissed by the court for failure to perfect service on the defendants in a timely manner. The complaint is purportedly brought on behalf of investors who purchased our securities between June 22, 2000 and October 21, 2002 and seeks unspecified damages. The complaint contains various allegations, including violations of the Securities Exchange Act of 1934 and common law claims with respect to our financial results for 2000, 2001 and the first six months of 2002. It is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this or any other case could have a material adverse effect on our business, financial condition, results of operations, cash flow and the trading price of our ordinary shares. In addition, defending any litigation may be costly and divert management's attention from the day-to-day operations of our business.

From time to time, we are involved in various routine legal proceedings incidental to the ordinary course of our business. We do not believe that the outcome of these pending legal proceeding will have a material adverse effect on our business or consolidated financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market for Ordinary Shares

Our ordinary shares have been quoted on the NASDAQ SmallCap Market under the symbol "CKSW" since August 29, 2002 (except between November 6, 2002 and March 6, 2003, when they were quoted under the symbol "CKSWE"). The following table sets forth for the periods indicated the high and low sales prices of our ordinary shares as quoted by the NASDAQ SmallCap Market for the last two fiscal years. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 11

Fiscal year ended December 31, 2004                    HIGH               LOW
-----------------------------------                   -------          --------
First Quarter                                          $5.28            $ 3.25
Second Quarter                                         $4.14            $ 2.06
Third Quarter                                          $3.01            $ 1.20
Fourth Quarter                                         $3.02            $ 1.73

Fiscal year ended December 31, 2003                     HIGH              LOW
-----------------------------------                    -----            -------
First Quarter                                          $0.23            $ 0.12
Second Quarter                                         $2.33            $ 0.19
Third Quarter                                          $2.85            $ 1.52
Fourth Quarter                                         $4.95            $ 1.95


As of March 14, 2005, 27,480,809 of our ordinary shares were issued and outstanding. At such date, the last reported sale price of the ordinary shares was $2.35 per share.

Holders of Record

As of March 14, 2005, there were approximately 47 stockholders of record of our Ordinary Shares.

Dividends

We currently intend to retain earnings, if any, for use in our business. We have never declared or paid cash dividends and have no intention to pay any cash dividends on our capital stock in the foreseeable future.

Recent Sale of Unregistered Securities

In connection with the strategic alliance we formed with IBM in June, 2004, we issued 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS (New Israel Shekels) per share and agreed to issue an additional 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS per share upon the first anniversary of the initial issuance, unless the contract is Earlier terminated by either IBM or the Company. We also issued IBM 250,000 warrants that are exercisable into our ordinary shares with an exercise price of $2.38 per share. Immediately upon entering into the strategic alliance 62,500 of these warrants became exercisable. At the end of each of the three years following the warrant issuance, up to 62,500 warrants may become exercisable based on the attainment of certain revenue targets relating to revenue generated from the strategic alliance. If all performance milestones are met, approximately 1.7% of ClickSoftware's outstanding share capital would be issued to IBM.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 12

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and the selected consolidated balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited financial statements (as restated in 2003 with respect to the years ended December 31, 2000 and 2001). The consolidated statements of operations data for the years ended December 31, 2001 and 2000, selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements that are not included herein (as restated in 2003 with respect to the years ended December 31, 2000 and 2001). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                            YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                       2004              2003             2002            2001             2000
                                                       ----              ----             ----            ----             ----

                                                                (In thousands except share and per share data)
Revenues:
  Software license                                    $10,603           $10,622           $7,113         $11,734          $ 7,412
  Services                                             12,102            11,788            8,640           6,441            5,178
                                              ------------------------------------------------------------------------------------
    Total Revenues                                     22,705            22,410           15,753          18,175           12,590
                                              ------------------------------------------------------------------------------------
Cost of Revenues:
  Software License                                      1,109               955              949             798              454
  Services                                              6,395             6,631            5,804           5,498            5,301
                                              ------------------------------------------------------------------------------------
    Total cost of revenues                              7,504             7,586            6,753           6,296            5,755
                                              ------------------------------------------------------------------------------------
Gross Profit                                           15,201            14,824            9,000          11,879            6,835
                                              ------------------------------------------------------------------------------------
 Operating Expenses:
  Research and Development expenses, net                2,710             1,911            2,806           3,246            4,300
  Selling and Marketing expenses                        8,939             7,836           10,473          12,499           13,654
  General and Administrative Expenses                   2,809             3,494            3,106           4,048            3,717
  Restructuring and assets impairment                       -                 -            2,665             294                -
  Amortization of deferred Stock-based
      Compensation                                          9               101              300             437            1,237
                                              ------------------------------------------------------------------------------------
Total Operating Expenses                               14,467            13,342           19,350          20,524           22,908
                                              ------------------------------------------------------------------------------------
Operating Profit (loss)                                   734             1,482         (10,350)         (8,645)         (16,073)
Interest and other income, net                            179               259              252             649              679
                                              ------------------------------------------------------------------------------------
Net Income (Loss)                                       $ 913            $1,741        $(10,098)        $(7,996)        $(15,394)
                                              ====================================================================================

Basic net Income (loss) per ordinary share             $ 0.03             $0.07          $(0.40)         $(0.32)         $ (0.68)
Diluted net Income (loss) per ordinary share           $ 0.03             $0.06          $(0.40)         $(0.32)          $(0.68)
Shares used in computing basic net income
(loss) per share                                   27,202,804        25,847,758       25,553,891      25,322,771       22,501,563
                                              ====================================================================================
Shares used in computing diluted net
income (loss) per share                            28,336,450        26,874,351       25,553,891      25,322,771       22,501,563
                                              ====================================================================================

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 13


CONSOLIDATED BALANCE SHEET DATA:


                                                               DECEMBER 31,
                                   ------------------------------------------------------------------------
                                         2004         2003           2002            2001            2000
                                         ----         ----           ----            ----            ----

                                                              (in thousands)

Cash and cash equivalents               $4,196       $7,695          $3,400          $8,125         $4,438
Short-term Investments                   7,533        3,394           2,949           1,846         16,878
Working capital                         10,328        8,821           5,849          14,191         21,398
Total assets                            20,249       17,455          13,957          20,700         28,645
Long-term liabilities, net of
      current portion                    1,677        1,490           1,476           1,400          1,446
Shareholders' equity                    10,872        9,613           6,684          16,428         23,773


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

During the course of 2004, we had a second profitable year and our revenues grew by 1%. However, revenues did not reach our original growth plans for the year. We believe that the main reasons for the slower-than-expected growth were lower revenues in North America due to longer sales cycles, and that channel sales are ramping up slower than anticipated.

In 2005, we anticipate growth in our business based on our backlog, current sales prospects, pilot projects that may develop into full-scale contracts and expectations of expanding channel relationships. As in 2004, we believe that our performance in 2005 will primarily depend on our ability to continue attracting customers and implementing service optimization solutions. We believe that we can manage the level of our expenses so as to maintain annual profitability if we achieve our revenue targets. This projection is subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS."

We restated our financial statements for 1999, 2000, 2001 and for the first six months of 2002 and filed an amendment to our Forms 10-K for the three years ended 1999, 2000 and 2001 on January 24, 2003. The financial results provided in this annual report reflect this restatement. See note 3 of the notes to our consolidated financial statements that are included on the Form 10-K/A for the year December 31, 2001 that we filed the U.S. Securities and Exchange Commission on January 24, 2003.

As of December 31, 2004, our cash and cash-equivalents, and short and long-term investments increased to $12.0 million from $11.7 million as of December 31, 2003.

With more transactions involving larger customers and generating larger transactions, and with the greater involvement of our channel partners in many of the transactions, the results of any quarter will be more

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 14
difficult to predict and will not necessarily be indicative of full-year performance. Because a significant portion of our expenses, such as administrative and management, payroll and rent and utilities, are fixed in the short term and cannot be quickly reduced to respond to decreases in revenues, if revenue levels fall below expectations, net income may be disproportionately affected. All of our projections are subject to many risk factors, including those described in the section of this Report entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS."


The reporting currency of the Company is the U.S. dollar, which is the functional currency of the Company and its subsidiaries. A significant portion of our research and development expenses and other expenses are incurred in New Israeli Shekels, or NIS, and a portion of our revenues and expenses are incurred in British pounds, European Community euros and Australian dollars. The results of our operations are subject to fluctuations in these exchange rates, which are influenced by various global economic factors.


RESULTS OF OPERATIONS

Our operating results for each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000 expressed as a percentage of revenues are as follows:


                                                           YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                                 2004      2003       2002       2001        2000


Revenues:
  Software license                                47%       47%        45%        65%         59%
  Services                                        53%       53%        55%        35%         41%
                                             -----------------------------------------------------
    Total Revenues                                100       100        100        100         100
                                             -----------------------------------------------------
Cost of Revenues:
  Software License                                  5         4          6          4           4
  Services                                         28        30         37         31          42
                                             -----------------------------------------------------
    Total cost of revenues                         33        34         43         35          46
                                             -----------------------------------------------------
Gross Profit                                       67        66         57         65          54
                                             -----------------------------------------------------
Operating Expenses:
  Research and Development
        expenses, net                              12         8         18         18          34
  Selling and Marketing expenses                   39        35         66         69         108
  General and Administrative
        Expenses                                   13        16         20         22          30
  Restructuring and assets impairment               -         -         17          2           -
  Amortization of deferred Stock-based
           Compensation                             0         0          2          2          10
                                             -----------------------------------------------------
Total Operating Expenses                           64        59        123        113         182
                                             -----------------------------------------------------
Operating Profit (loss)                             3         7       (66)       (48)       (128)
Interest and other income, net                      1         1          2          4           5
                                             -----------------------------------------------------
Net Income (loss)                                  4%        8%      (64%)      (44%)      (123%)
                                             -----------------------------------------------------


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 15

Revenues

                                                      Revenue Breakdown
                                                      -----------------
                                ------------------------------------------------------------------
                                      2004       % Change      2003        % Change        2002
                                      ----       --------      ----        --------        ----

                                                        (In thousands)


Revenues:
  Software license                   $10,603        0%         $10,622         49%       $7,113
  Percentage of total revenues           47%                       47%                      45%
  Services                            12,102        3%          11,788         36%        8,640
  Percentage of total revenues           53%                       53%                      55%
                                -------------              ------------                ---------
    Total Revenues                  $ 22,705        1%        $ 22,410         42%      $15,753
                                -------------              ------------                ---------



Revenues increased $0.3 million or 1% to $22.7 million in 2004, from $22.4 million in 2003 because our channel sales did not grow as anticipated and there were weak sales in North America due to longer sales cycles. In 2003 revenues increased $6.6 million or 42% to $22.4 million from $15.8 million in 2002. The increase in revenues from 2002 through 2003 was the result of our ability to increasingly attract and implement large-scale projects. In particular, we expanded our presence in the utilities and telecommunications industries.


                                               Revenues By Territory
                                               ---------------------
                  -------------------------------------------------------------------------------
                      2004          %            2003           %           2002         %
                                 Revenues                    Revenues                 Revenues
                                                 (In thousands)

Revenues:

North America          $6,998         31%      $10,239          46%       $7,600          48%
Europe                 12,056         53%        9,155          41%        4,734          30%
Israel                     12          0%           71           0%          297           2%
Asia Pacific
and Africa              3,639         16%        2,945          13%        3,122          20%
                  ------------             ------------                 ---------
    Total
Revenues              $22,705        100%      $22,410         100%      $15,753         100%
                  ------------             ------------                 ---------

In 2004, 53% of our revenues were generated in Europe (with 22% in the U.K., 20% in Germany), 31% in North America (with 23% in the U.S.), and 16% in Asia Pacific and Africa. The increase in the percentage of revenues from the European region in 2004 is the result of a few large projects that we sold directly and through our channel partners, and the sale of our products into new vertical market industries. In 2003, 46% of our revenues were generated in North America (with 36% in the U.S.), 41% in Europe (with 19% in the U.K., 11% in Germany and 8% in the Netherlands), 0% in Israel and 13% in Asia Pacific and Africa. In 2002, 48% of our revenues were generated in North America (with 37% in the U.S.), 30% in Europe (with 12% in the U.K., 8% in the Netherlands and 7% in Germany), 2% in Israel and 20% in Asia Pacific and Africa. The increase in the percentage of revenues from the Europe region in 2003 is the result of a few large projects that we sold directly and through our channel partners.

We believe that our North American sales will increase in relative terms over other geographic regions in 2005.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 16

Software Licenses As reflected in the table entitled "Revenue Breakdown", above, software license revenues were $10.6 million or 47% of revenues in 2004, $10.6 million or 47% of revenues in 2003, and $7.1 million or 45% of revenues in 2002. The increase in software license revenues from 2002 to 2003 by $3.5 million or 49% was primarily the result of our ability to attract and implement large-scale projects in 2003 through direct sales and our channel partners.

Services Service revenues in 2004 increased by $0.3 million or 3% to $12.1 million or 53% of revenues, compared with $11.8 million or 53% of revenues in 2003, and $8.6 million or 55% of revenues in 2002. The slight increase in services revenues from 2003 to 2004 was primarily due to an increase in post-contract support agreements, partially offset by a decrease in consulting revenues. The increase in services revenues from 2002 to 2003 by $3.2 million or 36% was primarily due to an increased base of customers with implementations that went "live," which contributed to a substantial increase in post-contract support agreements, together with a smaller increase in revenues from consulting services.

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

Cost of revenues was $7.5 million or 33% of revenues in 2004, $7.6 million or 34% of revenues in 2003, and $6.8 million or 43% of revenues in 2002. The slight decrease in the cost of revenues from 2003 to 2004 by $82,000 or 1% was primarily due to a decrease in our consulting activities partially offset by an increase in third-party licenses and adaptors costs. The increase in the cost of revenues from 2002 to 2003 by $0.8 million or 12% on an absolute basis was primarily due to higher costs associated with professional services performed by the Company and an increase in royalties paid to the Chief Scientist. We expect our cost of revenues on an absolute basis to continue to increase in 2005 as a natural consequence of the projected growth of our revenues.

Cost of Software Licenses

Cost of software license revenues were $1.1 million or 5% of revenues in 2004, $955,000 or 4% of revenues in 2003, and $949,000 or 6% of revenues in 2002. The increase in cost of software license revenues in 2004 from 2003 by $0.2 million was primarily due to an increase in third party licenses and adaptors to other ERP and CRM systems sold during 2004. The increase in royalty payments to the Chief Scientist by $0.2 million from 2002 to 2003 was fully offset by a decrease in third party licenses and adaptors to other ERP and CRM systems sold during 2003.

Cost of Services

Cost of service revenues were $6.4 million or 28% of revenues in 2004, $6.6 million or 30% of revenues in 2003, and $5.8 million or 37% of revenues in 2002.

The decrease in the cost of services from 2003 to 2004 by $0.2 million or 4% was primarily due to the decrease of our consulting activities during 2004 and primarily resulted from $0.1 million in decreased related payroll expenses and $0.1 million from other implementation related costs. The increase in the cost of services from 2002 to 2003 by $0.8 million or 14% on an absolute basis was primarily due to the increased demand for our professional services and an increase in royalties paid to the Chief Scientist.

Gross profit

Gross profit was $15.2 million, or 67% of revenues, in 2004, $14.8 million, or 66% of revenues, in 2003 and $9 million, or 57% of revenues, in 2002.

The increase in gross profit from 2003 to 2004 by $0.4 million, or 3%, was due to higher service revenues and higher margins on service revenues. The slight increase in gross margins from 2003 to 2004 resulted from higher-margin from services activities due to higher revenues from post-contract support agreements. The increase in gross profit from 2002 to 2003 by $5.8 million, or 65%, was due to higher revenues and margins. The increase in gross margins from 2002 to 2003 was due to a change in the revenue mix in favor of higher-margin license revenues and due to more profitable generation of service revenues.

If we meet our software license revenue target in 2005, we believe that we will be able to maintain our current gross profitability.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 17

Operating Expenses

Operating expenses are categorized into research and development expenses, selling and marketing expenses, general and administrative expenses, and share based compensation.

                                                                   Operating Expenses
                                                                   ------------------
                                            ------------------------------------------------------------------
                                               2004        % Change        2003        % Change       2002

                                                                     (In thousands)
Operating Expenses:
  Research and Development                      $ 2,710          42%        $ 1,911       (32)%       $ 2,806
        Expenses, net
  Selling and Marketing Expenses                  8,939          14%          7,836       (25)%        10,473

  General and Administrative Expenses             2,809        (20)%          3,494         12%         3,106
  Restructuring and assets impairment                 -          N.A              -         N.A         2,665
  Amortization of deferred Stock-based
     Compensation                                     9        (91)%            101       (66)%           300
                                            ------------                ------------               -----------
Total Operating Expenses                        $14,467           8%        $13,342       (31)%       $19,350
                                            ------------                ------------               -----------
Average No. of Employees                            142                         118                       150
                                            ------------                ------------               -----------


Total operating expenses were $14.4 million or 64% of revenues in 2004, $13.3 million or 59% of revenues in 2003, and $19.4 million or 123% of revenues in 2002.

The increase in operating expenses from 2003 to 2004 by $1.1 million or 8% mainly reflects an increase in our selling and marketing expenses activities as we expand our activities and personnel to support these efforts and an increase in the number of employees engaged in research and development activities. The increase in operating expenses was partially offset by a decrease in general and administrative expenses.

The decrease in operating expenses from 2002 to 2003 by $6.0 million or 31% (excluding restructuring and impairment costs of $2.7 million, the decrease was $3.3 million or 20%) was primarily due to cost-cutting measures implemented during 2002.

We anticipate an increase in our operating expenses in 2005, particularly our selling, marketing and R&D expenses, as we expand our sales and R&D efforts.

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

Research and development expenses, net of related grants, were $2.7 million or 12% of revenues in 2004, $1.9 million or 8% of revenues in 2003, and $2.8 million or 18% of revenues in 2002. Research and development expenses, prior to participation grants from the Office of the Chief Scientist of the Government of Israel, totaled $3.1 million for the year ended December 31, 2004, $2.4 million for the year ended December 31, 2003, and $3.8 million for the year ended December 31, 2002. We received or accrued grants from the Chief Scientist in the amount of $0.4 million in 2004, $0.5 million in 2003 and $1.0 million in 2002. The increase in research and development expenses from 2003 to 2004 by $0.8 million, or 42%, was primarily due to an increase in the number of our research and development personnel and related payroll costs, which resulted in an increase of $0.5 million in payroll, a decrease of $0.2 million in grants received from the Office of the Chief Scientist and an increase of $0.1 million in other costs. The decrease in research and development expenses from 2002 to 2003 by $0.9 million, or 32%, was primarily due to the impact of cost cutting measures

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 18
implemented during 2002 which reduced expenses by $1.4 million. This expense reduction was partially offset by a decrease of $0.5 million in grants received from the Office of the Chief Scientist.

We anticipate an increase in our research and development expenses in 2005 as we expand our R&D efforts.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related costs for marketing and sales functions, including related travel, direct advertising costs, expenditures on trade shows, market research and promotional printing.

Selling and marketing expenses were $8.9 million or 39% of revenues in 2004, $7.8 million or 35% of revenues in 2003, and $10.5 million or 66% of revenues in 2002. The increase in the selling and marketing expenses from 2003 to 2004 by $1.1 million or 14% was due to an increase in the number of employees that resulted in an increase of $0.5 in related payroll expenses and an increase in our selling and marketing expenses activities by $0.6 million. The decrease in the selling and marketing expenses from 2002 to 2003 by $2.6 million or 25% was primarily due to cost cutting measures implemented during 2002.

We expect selling and marketing expenses to increase in 2005 as we expand our direct and indirect sales efforts, particularly in the market for large-scale service optimization solutions.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, legal, accounting, human resources, facilities, provision for doubtful accounts and costs related to our status as a public company.

General and administrative expenses were $2.8 million or 13% of revenues in 2004, $3.5 million or 16% of revenues in 2003, and $3.1 million or 20% of revenues in 2002. General and administrative expenses included the amount of $180,000 as a reduction in provision in bad debt charges in 2004, $220,000 in bad debt charges in 2003 and $130,000 in 2002. General and administrative expenses without bad debts were $3.0 million in 2004, $3.3 million in 2003 and $3.0 million in 2002. The decrease of $0.3 million in general and administrative expenses from 2003 to 2004, excluding bad debt charges, was primarily due to a decrease in payroll expenses of $0.4 million and a decrease of $0.1 million in other general and administrative expenses offset by an increase of $0.2 million in legal and consultancy costs. The increase of $0.3 million in general and administrative expenses from 2002 to 2003, excluding bad debt charges, was primarily due to an increase in payroll expenses of $0.7 million offset by a decrease of $0.4 million in legal and consultancy costs.

Amortization of stock-based compensation

Amortization of stock-based compensation represents the aggregate difference, at the date of grant, between the respective exercise prices of stock options and the deemed fair market value of the underlying stock. Deferred Stock-based compensation is amortized over the vesting period of the underlying options, generally four years.

Stock-based compensation expenses for the year ended December 31, 2004 amounted to $9,000 of 2004 recorded deferred stock-compensation. Stock-based compensation expenses for the year ended December 31, 2003 amounted to $101,000 of previously recorded deferred stock-compensation. Stock-based compensation expenses for the year ended December 31, 2002 amounted to $300,000 of previously recorded deferred stock-compensation. The decrease in share-based compensation expenses over the years is attributed to the fact that the amortization of the share-based compensation progressively decreases over the four-year amortization period.

Due to the grant of shares and exercisable options to IBM, we recorded a deferred stock compensation charge of $342,000 of which $56,000 was amortized during 2004 as a deduction of revenues.

Restructuring and assets impairment

Restructuring and assets impairment costs consist of write-down of equipment and leasehold improvements related to office space reduction, termination of lease contract and employees severance and benefits costs in connection with the termination of employment of employees.

There were no restructuring costs in 2004 and 2003. Restructuring costs were $2.7 million or 17% of revenues in 2002. The restructuring expenses in 2002 consisted mainly of write-down of equipment and leasehold

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 19
improvements related to office space reduction and termination of lease contracts in connection mainly to the closing of our California office and employee severance and benefits costs incurred by us in connection with the restructuring.

Interest and Other Income, Net

Interest and other income includes interest income earned on our cash, cash equivalents and short and long-term investments, offset by interest expense, and also include the effects of foreign currency fluctuations.

Interest income net of interest expenses, was $179,000 or 1% of revenues in 2004; $259,000 or 1% of revenues in 2003; and $252,000 or 2% of revenues in 2002. The decrease in interest income from 2003 to 2004 is attributable to the lower gains from currency fluctuations in 2004 compared to 2003, which was partially mitigated by an increase in interest income in 2004.

Income Taxes

Our tax rate will mainly reflect a mix of the U.S. statutory tax rate on our U.S. income, the U.K statutory tax rate on our U.K. income, the Belgium statutory tax rate on our Belgium income, the German statutory tax rate on our German income, the Australian tax rate on our Australian income and the Israeli tax rate discussed below.

Israeli companies are generally subject to income tax at the rate of 35% of taxable income. The regular Company Tax rate is to be gradually reduced to 34% in 2005, 32% in 2006 and 30% in 2007. The majority of our income, however, is derived from our capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income and a reduced tax rate of 15-25% for the next 5 to 8 years. In the event of a distribution of a cash dividend out of retained earnings that were exempt from tax due to its Approved Enterprise status, we would be required to pay 25% corporate income tax on income from which the dividend was distributed. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

As of December 31, 2004, net operating loss carry forwards in Israel amounted to approximately $21.6 million. Additional tax loss carry forwards of approximately $26.4 million and $8.6 million remain attributable to the U.S. subsidiary and the European subsidiaries, respectively. The Israeli and the European net operating loss carry forwards have no expiration date. The U.S. net operating loss carry forwards will expire gradually over the years 2008 through 2024.

Net Income (Loss)

Net income was $0.9 million or 4% of revenues in 2004, net income was $1.7 million or 8% of revenues in 2003, and net loss was ($10.1) million or (64%) of revenues in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and investments increased by $0.3 million or 3% to $12.0 million as of December 31, 2004 from $11.7 million as of December 31, 2003. Our cash and investments increased by $5.0 million or 76% to $11.7 million as of December 31, 2003 from $6.6 million as of December 31, 2002. Our primary sources of cash and investments, net during 2004 were cash flows generated from operations in the amount of $0.7 million and $0.3 million from exercises of employee stock options and employee share purchase plans ("ESPP") purchases. Our primary sources of cash and investments during 2003 were cash flows generated from operations of $4.2 million and $1.1 million from exercises of employee stock options and ESPP purchases.

As of December 31, 2004 we had cash and cash equivalents of approximately $4.2 million, short-term investments of approximately $7.5 million and long-term investments of approximately $0.3 million. As of December 31, 2004, approximately $0.3 million in long-term investments had been deposited with banks to secure letters of credit totaling approximately $0.5 million, which are described below. Our cash, short-term investments and long-term investments are invested or deposited in low-risk and predominantly U.S-denominated investments and bank deposits.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 20

                                                  Cash and Investments
                                                  --------------------
                            ------------------------------------------------------------------------
                                2004         % Change         2003        % Change        2002
                                ----         --------         ----        --------        ----

                                                     (In thousands)

 Cash and cash equivalents      $ 4,196                      $ 7,695                      $ 3,400
  Short-term investments          7,533                        3,394                        2,949
  Long-term investments             264                          580                          280
                            ------------                -------------                -------------
   Total Cash and
     investments                $11,993           3%        $ 11,669           76%        $ 6,629
                            ------------                -------------                 ------------


For the year ended December 31, 2004, net cash provided by operations was $0.7 million, comprised of our net income of $0.9 million, an increase in trade receivables of $2.0 million, an increase in other receivables of $0.3 million, an increase in accounts payable of $0.7 million, and an increase in deferred revenues of $0.7 million, which was partially offset by non-cash charges of $0.7 million.

For the year ended December 31, 2003, net cash provided by operations was $4.2 million, comprised of our net income of $1.7 million, a decrease in trade receivables of $0.7 million, a decrease in other receivables of $0.5 million, a decrease in accounts payable of $1.3 million, and an increase in deferred revenues of $1.9 million, which was partially offset by non-cash charges of $0.7 million.

For the year ended December 31, 2002, net cash used in operations was $1.1 million, comprised of our net loss of $10.1 million, a decrease in short term investments of $1.8 million, a decrease in trade receivables of $1.6 million, a decrease in other receivables of $200,000, an increase in accounts payable of $2.7 million, and an increase in deferred revenues of $0.3 million, which was partially offset by non-cash charges of $2.3 million (including a one-time impairment charge of $1.2 million).

Net cash used in investment activities was $4.5 million in 2004, of which $3.9 million was primarily invested in bank deposits and $0.6 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investment activities was $0.9 million in 2003, of which $0.7 million was primarily invested in bank deposits and $0.2 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture. Net cash used in investing activities was $3.5 million in 2002, of which $3.2 million was primarily invested in bank deposits and $0.3 million invested in leasehold improvements and purchases of equipment and systems, including computer equipment, fixtures and furniture.

Net cash provided by financing activities was $0.3 million in 2004, as a result of the employee options exercises and ESPP purchases. Net cash provided by financing activities was $1.1 million in 2003, as a result of the employee options exercises and ESPP purchases. There were no material financing activities in 2002.

As of December 31, 2004, we had outstanding trade receivables of approximately $5.3 million, which represented approximately 23% of 2004 total revenues. As of December 31, 2003, we had outstanding trade receivables of approximately $3.4 million, which represented approximately 15% of 2003 total revenues. As of December 31, 2002 we had outstanding trade receivables of approximately $4.0 million, which represented approximately 26% of 2002 total revenues. Our trade receivables are typically between 30 and 60 days, although we also negotiate longer payment plans with some of our clients. Days sales outstanding ("DSO"), calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date, increased to 70 DSO as of December 31, 2004 from 48 DSO as of December 31, 2003. The increase in DSO from 2003 to 2004 is due to the timing of invoicing of new orders in the quarter, which are occurring near the end of the quarter. DSO decreased to 48 days as of December 31, 2003 from 79 days as of December 31, 2002.

As of December 31, 2004, we had no material commitments for capital expenditures.

We have various commitments primarily related to guarantees, letters of credit and capital lease obligations. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2004:

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 21

--------------------------------------------------------------------------------
                                                 Amount of Commitment Expiration
Commercial Commitments        Total Amounts          Per Period (in thousands)
                              Committed (in     --------------------------------
                              thousands)              2005            2009
----------------------------- ----------------- ----------------- --------------
Guarantees/Letters of Credit      $532                $491               $41
----------------------------- ----------------- ----------------- --------------


       ------------------- ------------------------------------------------
       Contractual
       Obligations                Payments Due By Period (in thousands)
       ------------------- ------------------------------------------------
                             Total         2005          2006        2007
       ------------------- ----------- ------------- ------------ ---------
       Lease Obligations    $1,252         $636          $486        $130
       ------------------- ----------- ------------- ------------ ---------


We have entered into standby letter of credit agreements with banks and financial institutions primarily relating to the guarantee of future performance on certain contracts. As of December 31, 2004, contingent liabilities on outstanding letter of credit agreements aggregated approximately $0.5 million. Most of these obligations are scheduled to expire during 2005. We expected to renew most of these letters of credit in 2005. The letters of credit are secured by $0.3 million in deposits to cover potential payments under the guarantees.

As permitted under Israeli law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. We have director and officer insurance coverage that may limit our exposure and may enable us to recover a portion of any future amounts paid. In addition to the insurance coverage, the Company has agreed to indemnify its directors in an amount not to exceed $20 million, for all persons and all events to be indemnified, for certain events and occurrences while the director is, or was serving, at our request in such capacity in accordance with the Indemnification Agreements entered into with the directors of the Company, which are substantially in the form of the Amended Form of Indemnification Agreement filed as Exhibit 10.18 to this annual report.

Since inception, we have received aggregate payments from the Government of the State of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade in the amount of $7.6 million related to research and development. In return for the Government of Israel participation, we are committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100%-150% of the amount of grants received with annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. As of December 31, 2004, we had paid or accrued royalties related to the results of research and development in the amount of $3.9 million. The estimated current net commitment is approximately $3.7 million. The refund of the grant is contingent on future sales, and we have no obligation to refund these grants, if sufficient sales are not generated.

Our capital requirements depend on numerous factors, including market demand and acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and investments in computers and office equipment. We intend to continue investing significant resources in our selling and marketing, research and development operations in the future and investments in computers and office equipment. We attained profitability in the three months ending March 31, 2003 and maintained profitability in the next seven quarters. Our ability to maintain profitability will depend on our ability to increase our revenues while continuing to control our expenses. However, we cannot assure you that we will be able to maintain profitability, as our ability to maintain our profitability on a quarterly basis is largely dependent on the receipt of large orders in each quarter. If we are not successful in doing so, we will be required to seek new, external sources of financing, which may not be available to us on favorable terms or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those of holders of ordinary shares, and the terms of these securities could impose

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 22
restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to out shareholders.

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

Our software products generally do not require significant customization or modification. Revenue from software licenses that require significant customization, integration and implementation are recognized based on SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using contract accounting on the percentage-of-completion method, based on the relationship of actual labor costs incurred, to total labor costs estimated to be incurred over the duration of the contract. In recognizing revenues based on the percentage-of-completion method, we estimate time to completion with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future services margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 23

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

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS NO. 123 (REVISED 2004) "SHARE BASED PAYMENTS" - In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share Based Payments" ("SFAS 123(R)"). This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its authoritative interpretations. SFAS 123(R) will be implemented in the U.S. GAAP reconciliation Note. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services; focuses primarily on accounting for transactions in which an entity obtains employee and directors services in share-based payment transactions; and does not change the accounting guidance for share-based payment transactions with parties other than employees or directors.

         SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued and requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

         The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

         The provisions of SFAS 123(R) apply to all awards to be granted by the Company after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. When initially applying the provisions of SFAS 123(R), in the third quarter of 2005, the Company will be required to elect between using either the "modified prospective method" or the "modified retrospective method". Under the modified prospective method, the Company is required to recognize compensation cost for all awards granted after the adoption of SFAS 123(R) and for the unvested portion of previously granted awards that are outstanding on that date.

         Under the modified retrospective method, the Company is required to restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the original provisions of SFAS 123 had been adopted. Under both methods, it is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

         Management has recently commenced identifying the potential future impact of applying the provisions of SFAS 123(R), including each of its proposed transition methods, yet is currently unable to fully quantify the effect of this Standard on the Company's future financial position and results of operations in accordance with U.S. GAAP. Nonetheless, it is expected that the adoption of SFAS 123(R) will increase the stock-based-award expenses the Company is to record in the future in comparison to the expenses recorded under the guidance currently applied by the Company.

         SFAS 153, EXCHANGE OF NON-MONETARY ASSETS - In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 24
permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The Company is assessing the impact of the adoption of this Standard, and currently estimates that its adoption in not expected to have a material effect on the Company's financial position and results of operations.

Off-Balance Sheet Arrangements

Except as expressly disclosed in the Liquidity Section - Item 7, we do not have any Off-Balance Sheet Arrangements.

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

   o    the geographic mix of revenue;

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 25

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 26

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

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH OUR DISTRIBUTORS, VALUE ADDED RESELLERS OR IF OUR DISTRIBUTORS' BUSINESSES ARE ADVERSELY AFFECTED BY DEVELOPMENTS UNRELATED TO US, OUR SALES COULD BE HARMED.

Our marketing strategy includes sales through distributors and value added resellers, as well as direct sales by our own sales force. There is no assurance that we will be successful in extending the terms of our various agreements or in establishing similar relationships with other distributors or value added resellers if our current agreements are not extended, and changes in our relationships with our distributors, value added resellers and agents, or other changes to their respective businesses could have a material adverse effect on our business, financial condition or results of operations.

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

The market for our products is competitive and rapidly changing. Competition may increase in the future as current competitors expand their product offerings and new companies attempt to enter the market. Because

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 27
the market for service and delivery optimization software is evolving, it is difficult to determine what portion of the market each competitor currently controls. However, competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. Some of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than us. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world.

FAILURE TO FULLY DEVELOP OR MAINTAIN KEY BUSINESS RELATIONSHIPS COULD LIMIT OUR ABILITY TO SELL ADDITIONAL LICENSES, THEREBY DECREASING OUR REVENUES AND INCREASING OUR SALES AND MARKETING COSTS.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain business relationships with software vendors, resellers, systems integrators, distribution partners and customers. We are dependent on certain suppliers for the development, supply and support of third party software components that are integrated into our solutions. If we fail to continue developing these relationships, our growth could be limited. We do not have long-term contracts with some of these suppliers, and they are not obligated to provide us with products or services for any specified period of time. We have entered into agreements with third parties relating to the integration of our products with their product offerings, distribution, reselling and consulting. We are currently deriving revenues from these agreements but we may not be able to derive significant revenues in the future from these agreements. In addition, if any of our software vendors cease production, cease operations or fail to make timely delivery of orders, we may not be able to meet our delivery obligations to our customers, and may lose revenues and suffer damage to our customer relationships. Furthermore, our growth may be limited if prospective clients do not accept the solutions offered by our strategic partners.

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

IF WE FAIL TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION, WE MAY NOT BE ABLE TO SERVICE ADDITIONAL CLIENTS.

We cannot be certain that we can attract or retain a sufficient number of highly qualified professional services personnel to meet our business needs. Clients that license our software typically engage our professional services organization to assist with the installation and operation of our software applications. Our

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 28
professional services organization also provides assistance to our clients related to the maintenance, management and expansion of their software systems. Future growth in licenses of our software will depend in part on our ability to provide our clients with these services. In addition, we will be required to expand our professional services organization to enable us to continue to support our existing installed base of customers. If we were not able to maintain our professional services organization, our ability to support our service business would be limited.

ANY FUTURE MERGERS WITH OR ACQUISITIONS OF COMPANIES, PRODUCTS OR
TECHNOLOGIES AND THE RESULTANT INTEGRATION PROCESS MAY DISTRACT OUR MANAGEMENT AND DISRUPT OUR BUSINESS.

Our industry has witnessed a substantial amount of mergers and acquisitions activities throughout the past few years. One of our possible business strategies is to consider strategic partnerships, alliances, mergers and/or acquisitions of complementary businesses, products and technologies. Pursuit of such strategies requires significant investments of management time and attention. Mergers with or acquisitions of companies involve a number of risks including the difficulty of assimilating the operations and personnel of the merged or acquired companies and of maintaining uniform standards, controls and policies. There can be no assurance that technology or rights acquired by us will be incorporated successfully into products we introduce or market, that such products will achieve market acceptance or that we will not encounter other problems in connection with such acquisitions. If we consummate one or more significant acquisitions in which the consideration consists of ordinary shares, shareholders would suffer significant dilution of their interests in us.

OUR MARKET MAY EXPERIENCE RAPID TECHNOLOGICAL CHANGES THAT COULD CAUSE OUR PRODUCTS TO FAIL OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH WOULD RESULT IN INCREASED RESEARCH AND DEVELOPMENT EXPENSES.

Our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements. If we fail to anticipate or respond adequately to technology developments and client requirements, or if our product development or introduction is delayed, we may have lower revenues. Client product requirements can change rapidly as a result of computer hardware and software innovations or changes in and the emergence, evolution and adoption of new industry standards. The actual or anticipated introduction of new products has resulted and will continue to result in some reformulation of our product offerings. Technology and industry standards can make existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and continue to make substantial product development investments. As is customary in the software industry, we have previously experienced delays in introducing new products and features, and we may experience such delays in the future that could impair our revenue and operating results. Our business, financial condition and results of operations will be materially adversely affected if we fail to enhance our product functionality to meet our current and future customer needs.

OUR PRODUCTS COULD BE SUSCEPTIBLE TO ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, LIABILITY OR DELAYED OR LIMITED MARKET ACCEPTANCE.

Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. In the past, some of our products have contained errors and defects that have delayed implementation or required us to expend additional resources to correct the problems. Despite internal testing, testing by current and potential clients and the history of use by our installed base of customers, our current and future products may contain as yet undetected serious defects or errors. Any such defects or errors could result in lost revenues, liability or a delay in market acceptance of these products, any of which would have a material adverse effect on our business, operating results and financial condition. The introduction of products with quality or compatibility problems could result in reduced revenues and orders, delays in collecting accounts receivable and additional costs. There can be no assurance that, despite testing by us or by our customers, errors or defects will not be found in our products after commencement of commercial deployment. Errors or defects could result in product redevelopment costs and loss of market demand, delay in market acceptance, loss of revenues, loss of market share, and loss of potential new customers.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 29

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

   o    divert management's attention and resources; or

   o    cause product shipment delays.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 30

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

IF OUR RELATIONSHIPS WITH OUR KEY CUSTOMERS ARE TERMINATED, OUR REVENUES WILL DECLINE AND OUR BUSINESS WILL BE ADVERSELY AFFECTED.

During 2004, our two main customers each accounted for more than 10% of our sales. If for any reason, our relationship with either of these customers is terminated, or if either of these key customers reduces purchases of our products, then our business, financial condition and results of operations would be materially adversely affected. The impact of the termination or reduction of our key customer relationships would be intensified if we are unable to increase sales to other customers in order to offset this termination or reduction.

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 31

The restatement of our prior financial statements may lead to litigation claims against us. The defense of claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses.

In this regard, on August 25, 2003, a complaint was filed in the United States District Court for the District of Massachusetts against us, one of our officers and one of our former officers. None of the defendants have been served, and the case is in the preliminary stages. We learned about the litigation via a computer check in 2003. To date, we have not received any further formal documentation from the court nor the plaintiffs. The complaint is substantially similar to a complaint previously filed in the same court against these parties and dismissed by the court for failure to perfect service on the defendants in a timely manner. The complaint is purportedly brought on behalf of investors who purchased our securities between June 22, 2000 and October 21, 2002 and seeks unspecified damages. The complaint contains various allegations, including violations of the Securities Exchange Act of 1934 and common law claims with respect to our financial results for 2000, 2001 and the first six months of 2002. It is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this or any other case could have a material adverse effect on our business, financial condition, results of operations, cash flow and the trading price of our ordinary shares.

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

Our revenue from the UK has grown both in absolute dollar basis as well as a percentage of total revenues. We are expanding operations in other areas of Europe, and income and expenses recognized in the European Community Euro are increasing. In 2004, 21% of our costs were incurred in GBP and 6% in the Euro. We incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in NIS. In 2004, 25% of our costs were incurred in NIS. In 2004, we incurred 7% of our costs in the Australian Dollar. In addition to above, we have balance sheet exposure related to foreign net assets. We cannot assure you that we will be able to adequately protect ourselves against such risks.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 32

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


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 33
federal securities laws in original actions instituted in Israel. We have appointed ClickSoftware Inc., our U.S. subsidiary, as our agent to receive service of process in any action against us arising out of our original June
22, 2000 initial public offering. We have not given our consent for our agent to accept service of process in connection with any other claim. Furthermore, if a foreign judgment is enforced by an Israeli court, it will be payable in NIS.

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

As of December 31, 2004, our executive officers, directors and entities affiliated with them beneficially owned approximately 21.9% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price. These actions may be taken even if our other investors oppose them.

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

OTHER ORDINARY SHARES MAY BE SOLD IN THE FUTURE. THIS COULD DEPRESS THE MARKET PRICE FOR OUR ORDINARY SHARES.

As of December 31, 2004, we had 27,403,159 ordinary shares outstanding (net of 39,000 shares held in treasury). In addition, as of December 31, 2004, we had 4,128,941 ordinary shares issuable upon exercise of outstanding options and warrants, and 905,073 additional ordinary shares reserved for issuance pursuant to our stock option plans and employee share purchase plan. If we or our existing shareholders sell a large number of our ordinary shares, the price of our ordinary shares could fall dramatically. Restrictions under the securities laws limit the number of ordinary shares available for sale by our shareholders in the public market. We have filed Registration Statements on Form S-8 to register for resale the ordinary shares reserved for issuance under our stock option plans.

In connection with the strategic alliance we formed with IBM at the end of the second quarter of 2004, we issued 100,000 of our ordinary shares to IBM for a purchase price of 0.02 NIS (New Israel Shekels) per share and agreed to issue an additional 100,000 of our ordinary shares to IBM for a purchase price of
0.02 NIS per share upon the first anniversary of the initial issuance, unless the agreement with IBM is terminated by either IBM or the Company. We also issued IBM 250,000 warrants that are exercisable into our ordinary shares with an exercise price of $2.38 per share. Immediately upon entering into the strategic alliance 62,500 of these warrants became exercisable. At the end of each of the three years following the warrant issuance, up to 62,500 warrants may become exercisable based on the attainment of certain revenue targets relating to revenue


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 34
generated from the strategic alliance. If all performance milestones are met, approximately 1.7% of ClickSoftware's outstanding share capital would be issued to IBM. The sale of ordinary shares and warrants to IBM in connection with the strategic alliance may adversely affect the price of our ordinary shares.

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

FOREIGN CURRENCY EXCHANGE RATE RISK. We develop products in Israel and sell them primarily in North America, Europe, and the Asia Pacific and Africa regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In 2004, 50% of our revenues and 41% of our expenses are denominated in US$. Since our financial results are reported in functional currency of U.S. dollars, fluctuations in the rates of exchange between the dollar and non-dollar currencies may have a material effect on our results of operations. The exposure to currency exchange rate changes is diversified due to the number of different countries and currencies in which we conduct business. The main currencies are US$, NIS, GBP and Euro.

In addition to above, we have balance sheet exposure related to foreign net assets.

We enter from time to time into forward contracts related to foreign currency rates in order to protect against foreign currency accounts receivables and certain forecasted transactions. We do not participate in any speculative investments.

INTEREST RATE RISK. As of December 31, 2004, we had cash, cash equivalents and short-term investments of $11.7 million, which consist of cash and highly liquid short-term investments. Of this, a total of $0.8 million is denominated in non-dollar currencies. A substantial decrease in market interest rates would have immaterial impact on our financial condition.

The following table provides information about our investment portfolio, cash, and investments as of December 31, 2004 and presents principal cash flows and related weighted averages interest rates by expected maturity dates.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 35

        YEAR OF MATURITY                                                   2005
        (in thousands of dollars)
        A) Cash, cash equivalents and investments portfolio:
        ----------------------------------------------------
        Cash and Cash equivalents                                        $4,196
          Average interest rate                                            1.5%

        Bank deposits                                                    $7,797
          Average interest rate                                            2.1%

        B) Long-term debts:
        -------------------
        None.






--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 36

ITEM 8. FINANCIAL STATEMENTS

The following consolidated financial statements, and the related notes thereto, of ClickSoftware Technologies Ltd. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.



Report of Independent Registered Public Accounting Firm...................... 38

Consolidated Balance Sheets...................................................39

Consolidated Statements of Operations.........................................40

Consolidated Statements of Changes in Shareholders' Equity....................41

Consolidated Statements of Cash Flows.........................................42

Notes to Consolidated Financial Statements....................................43





--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 37

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholders of
ClickSoftware Technologies Ltd.


We have audited the accompanying consolidated balance sheets of ClickSoftware Technologies Ltd. ("the Company") and its subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.



Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu



Tel Aviv, Israel
February 21, 2005



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 38

                                    CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)

                                                                                         DECEMBER 31,
                                                                                      2004          2003
                                                                                      ----          ----

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (note 3)                                                 $ 4,196        $ 7,695
  Short-term investments (note 4 & Note 11b)                                           7,533          3,394
    Trade receivables, net of allowance for doubtful accounts
    of $300 and $735 as of December 31, 2004 and 2003, respectively (note 5)           5,317          3,362
  Other receivables and prepaid expenses (note 6)                                        982            722
                                                                                ----------------------------
     Total current assets                                                             18,028         15,173

 LONG-TERM INVESTMENTS (NOTE 7 & NOTE 11B)                                               264            580

 SEVERANCE PAY DEPOSITS (NOTE 10)                                                        890            779

 PROPERTY AND EQUIPMENT, NET (NOTE 8)                                                  1,067            923
                                                                                ============================
     Total assets                                                                    $20,249        $17,455
                                                                                ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (note 9)                                     $ 4,731        $ 4,077
  Deferred revenues                                                                    2,969          2,275
                                                                                ----------------------------
     Total current liabilities                                                         7,700          6,352
                                                                                ----------------------------

LONG-TERM LIABILITIES
     Accrued severance pay (note 10)                                                   1,677          1,490
                                                                                ----------------------------
     Total liabilities                                                                 9,377          7,842
                                                                                ----------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY: (NOTE 12)
 Special preferred shares NIS 0.02 par value
    Authorized - 5,000,000 as of December 31, 2004 and 2003;
     no issued and outstanding shares as of December 31, 2004 and 2003;
Ordinary shares of NIS 0.02 par value:
    Authorized -- 100,000,000 as of December 31, 2004 and 2003;
    Issued - 27,442,159 shares as of December 31, 2004 and
    27,119,955 as of December 31,2003;
    Outstanding - 27,403,159 shares as of December 31, 2004 and
    27,080,955 shares as of December 31, 2003.                                           110            109
Additional paid-in capital                                                            70,930         70,276
Deferred stock compensation                                                             (309)             -
Accumulated deficit                                                                  (59,816)       (60,729)
                                                                                ----------------------------
                                                                                      10,915          9,656
Treasury shares, at cost: 39,000 shares                                                  (43)           (43)
                                                                                ----------------------------
     Total shareholders' equity                                                       10,872          9,613
                                                                                ----------------------------
     Total liabilities and shareholders' equity                                      $20,249        $17,455
                                                                                ============================

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 39

                                          CLICKSOFTWARE TECHNOLOGIES LTD.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except share and per share amounts)

                                                                                YEAR ENDED DECEMBER 31,
                                                                          2004               2003               2002
                                                                          ----               ----               ----
Revenues (note 13):
  Software license                                                     $10,603           $ 10,622             $7,113
  Services                                                              12,102             11,788              8,640
                                                                -----------------------------------------------------
     Total revenues                                                     22,705             22,410             15,753
                                                                -----------------------------------------------------

Cost of revenues:
  Software license                                                       1,109                955                949
  Services                                                               6,395              6,631              5,804
                                                                -----------------------------------------------------
     Total cost of revenues                                              7,504              7,586              6,753
                                                                -----------------------------------------------------

                                                                -----------------------------------------------------
     Gross profit                                                       15,201             14,824              9,000
                                                                -----------------------------------------------------

Operating expenses:
  Research and development expenses                                      3,069              2,434              3,759
        Less - participation by the Chief Scientist of the
        Government of Israel (note 11a)                                    359                523                953
                                                                -----------------------------------------------------
  Research and development expenses, net                                 2,710              1,911              2,806
  Selling and marketing expenses                                         8,939              7,836             10,473
  General and administrative expenses                                    2,809              3,494              3,106
  Restructuring and assets impairment                                        -                  -              2,665
  Amortization of deferred stock-based compensation (1)                      9                101                300
                                                                -----------------------------------------------------
     Total operating expenses                                           14,467             13,342             19,350
                                                                -----------------------------------------------------
     Operating Income (loss)                                               734              1,482            (10,350)
Interest and other income, net                                             179                259                252
                                                                -----------------------------------------------------
Net Income (loss)                                                        $ 913             $1,741           $(10,098)
                                                                -----------------------------------------------------

                                                                -----------------------------------------------------
Basic net Income (loss) per share                                       $ 0.03              $0.07            $(0.40)
                                                                -----------------------------------------------------
Diluted net Income (loss) per share                                     $ 0.03              $0.06            $(0.40)
                                                                -----------------------------------------------------
Shares used in computing basic Net Income (Loss) per share          27,202,804         25,847,758         25,553,891
                                                                -----------------------------------------------------
Shares used in computing diluted Net Income (Loss) per share        28,336,450         26,874,351         25,553,891
                                                                -----------------------------------------------------


(1) Amortization of deferred stock-based compensation would be further classified as follows:



                                                 YEAR ENDED DECEMBER 31,
                                           2004           2003          2002

Cost of revenues                             $ -             $7           $20
Research and development expenses              -             15            44
Selling and marketing expenses                 -              4            12
General and administrative expenses            9             75           224
                                        --------------------------------------
Total                                        $ 9           $101         $ 300
                                        --------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 40


                                                CLICKSOFTWARE TECHNOLOGIES LTD.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               (in thousands, except share data)

                                NUMBER OF                 ADDITIONAL                                      LESS COST
                                ORDINARY      SHARE        PAID-IN        DEFERRED         ACCUMULATED   OF TREASURY
                                 SHARES       CAPITAL      CAPITAL      COMPENSATION        DEFICIT        SHARES        TOTAL
                             --------------- ----------------------------------------------------------------------- ------------
Balance as of
December 31, 2001                26,246,464      $ 101        $69,143      $ (401)          $ (52,372)        $(43)      $16,428
Employee options exercised            1,500          -              5            -                   -            -            5
Employee Stock purchase plan        125,285          1             48            -                   -            -           49
Amortization of deferred
compensation                              -          -              -          300                   -            -          300
Net loss                                  -          -              -            -            (10,098)            -     (10,098)
                             --------------- ----------------------------------------------------------------------- ------------
Balance as of
December 31, 2002                26,373,249      $ 102        $69,196      $ (101)          $ (62,470)        $(43)      $ 6,684
Employee options exercised          306,684          4          1,001            -                   -            -        1,005
Employee Stock purchase plan        401,022          3             79            -                   -            -           82
Amortization of deferred
compensation                              -          -              -          101                   -            -          101
Net Income                                -          -              -            -               1,741            -        1,741
                             --------------- ----------------------------------------------------------------------- ------------
Balance as of
December 31, 2003                27,080,955      $ 109        $70,276         $  -            (60,729)        $(43)      $ 9,613
Employee options exercised          164,023          -            173            -                   -            -          173
Employee Stock purchase plan         58,181          1            107            -                   -            -          108
Shares issued to IBM                100,000          -              -            -                   -            -            -
Deferred stock
compensation related to
shares and  stock option
grants to consultants                     -          -            374        (374)                   -            -            -
Amortization of deferred
compensation                              -          -              -           65                   -            -           65
Net Income                                -          -              -            -                 913            -          913
                             --------------- ----------------------------------------------------------------------- ------------
Balance as of
December 31, 2004                27,403,159      $ 110        $70,930      $ (309)          $ (59,816)        $(43)     $ 10,872
                             --------------- ----------------------------------------------------------------------- ------------


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 41

                                         CLICKSOFTWARE TECHNOLOGIES LTD.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (in thousands)

                                                                         YEAR ENDED DECEMBER 31,
                                                                  2004            2003            2002
                                                                  ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Net Income (loss)                                                 $ 913          $1,741        $(10,098)
  Depreciation                                                      406             551              890
  Amortization of deferred compensation                              65             101              300
  Unrealized (gain) loss from Investments                            58             (21)              28
  Severance pay, net                                                 76              16              (32)
  Assets impairment                                                   -               -            1,195
  Other                                                              37               -              (35)
  Trade receivables                                              (1,955)            681            1,564
  Other receivables                                                (260)            532              231
  Accounts payable and accrued expenses                             654          (1,292)           2,705
  Deferred revenues                                                 694           1,864              343
  Decrease in marketable securities, net                              -               -            1,818
                                                          -----------------------------------------------

Net cash provided by (used in) operating activities                 688           4,173           (1,091)
                                                          -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments                                          (3,881)           (724)          (3,229)
Purchases of equipment                                             (587)           (224)            (315)
                                                          -----------------------------------------------
Net cash used in investing activities                            (4,468)           (948)          (3,544)
                                                          -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term debt (net)                                                 -             (17)            (123)
Repayments of long-term debt                                          -               -              (21)
Employee and ESPP options exercised                                 281           1,087               54
                                                          -----------------------------------------------
Net cash provided by (used in)  financing activities                281           1,070              (90)
                                                          -----------------------------------------------
Increase (decrease) in cash and cash equivalents                 (3,499)          4,295           (4,725)

Cash and cash equivalents at beginning of year                    7,695           3,400            8,125
                                                          -----------------------------------------------
Cash and cash equivalents at end of year                        $ 4,196          $7,695          $ 3,400
                                                          -------------- --------------- ----------------

Supplemental cash flow information:
Cash paid for interest                                               $2             $10              $10
                                                          -----------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 42

                        CLICKSOFTWARE TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (AS OF DECEMBER 31, 2004 AND 2003 AND
             FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002)
                           (IN THOUSANDS OF DOLLARS)

NOTE 1 -- GENERAL

ClickSoftware Technologies Ltd. (the "Company" or "ClickSoftware") was incorporated in Israel and is a leading provider of end-to-end service optimization software. The ClickSoftware Service Optimization suite consists of ClickSchedule, which enables companies to automate and optimize their service resources; ClickAnalyze, ClickPlan and ClickForecast, which enable corporate decision makers to intelligently analyze past performance, monitor current performance, and effectively plan for future service needs; ClickFix, a diagnostic and trouble-shooting tool, and ClickMobile, which empower service personnel by providing real-time information and solutions for service related issues. ClickSoftware products are used by a wide array of companies, including customers in the telecommunications, utilities, financial services, aerospace, defense, semi-conductor, and home service industries.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of cash instruments and accounts receivable. The Company maintains cash and cash equivalents and investments with major financial institutions and limits the amount of credit exposure with any institution. The accounts receivable are derived from sales to a large number of customers, mainly large industrial corporations and their suppliers located mainly in Europe and the United States. The Company generally does not require

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 43
collateral. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts which management believes adequately covers all anticipated losses in respect of trade receivables.

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 44

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net Income (loss) per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net Income (loss) per share have been computed using the weighted-average number of ordinary shares outstanding during the year. (See note 12).

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net income
(loss) per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net Income (loss) per share were 2,917,216, 2,044,623 and 3,676,203 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

If stock-based compensation had been measured under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, the Company's net Income (loss) and basic and diluted net Income (loss) per share would have been increased or decreased to the following pro-forma amounts:

                                            2004          2003          2002
                                            ----          ----          ----
                                        (in thousands, except per share amounts)
Net Income (loss)
     As reported                            $913        $1,741        $(10,098)
Add - stock based compensation
  determined under APB 25                      -           101             300
Deduct - stock based compensation
  determined under SFAS 123               (1,059)         (419)           (534)
Pro-forma                                  $(146)       $1,423        $(10,332)

Basic net Income (loss) per Share

     As reported                           $0.03         $0.07         $(0.40)
     Pro-forma                            $(0.01)        $0.05         $(0.40)

Diluted net Income (loss) per Share

     As reported                           $0.03         $0.06         $(0.40)
     Pro-forma                            $(0.01)        $0.05         $(0.40)

Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes option pricing" method with the following weighted-average assumptions:(1) expected life of 5 years (2) dividend yield of 0% (3) expected volatility of 147% (2003 - 151%, 2002 - 122%) and (4) risk-free interest rate of 3.1% (2003 - 3.1%, 2002 - 4.0%).

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

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 45

Recent Accounting Pronouncements

SFAS NO. 123 (REVISED 2004) "SHARE BASED PAYMENTS" - In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share Based Payments" ("SFAS 123(R)"). This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its authoritative interpretations. SFAS 123(R) will be implemented in the U.S. GAAP reconciliation Note. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services; focuses primarily on accounting for transactions in which an entity obtains employee and director services in share-based payment transactions; and does not change the accounting guidance for share-based payment transactions with parties other than employees.

SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued and requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The provisions of SFAS 123(R) apply to all awards to be granted by the Company after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. When initially applying the provisions of SFAS 123(R), in the third quarter of 2005, the Company will be required to elect between using either the "modified prospective method" or the "modified retrospective method". Under the modified prospective method, the Company is required to recognize compensation cost for all awards granted after the adoption of SFAS 123(R) and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, the Company is required to restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the original provisions of SFAS 123 had been adopted. Under both methods, it is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

Management has recently commenced identifying the potential future impact of applying the provisions of SFAS 123(R), including each of its proposed transition methods, yet is currently unable to fully quantify the effect of this Standard on the Company's future financial position and results of operations in accordance with U.S. GAAP. Nonetheless, it is expected that the adoption of SFAS 123(R) will increase the stock-based-award expenses the Company is to record in the future in comparison to the expenses recorded under the guidance currently applied by the Company.

SFAS 153, EXCHANGE OF NON-MONETARY ASSETS - In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The Company is assessing the impact of the adoption of this Standard, and currently estimates that its adoption in not expected to have a material effect on the Company's financial position and results of operations.

NOTE 3 -- CASH AND CASH EQUIVALENTS

                                                                DECEMBER 31,
                                                             2004        2003
                                                       ------------  -----------
                                                             (in thousands)

In U.S. dollars                                              $3,422      $7,173
In British Pounds                                               164          64
In Australian dollars                                           353           -
In Israeli shekels                                              154          15
In Euro                                                         103         443
                                                       ------------  -----------
                                                             $4,196      $7,695
                                                       ============  ===========

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 46

The cash balances bear interest at an average annual rate of 1.5%.

NOTE 4 -- SHORT-TERM INVESTMENTS

                                                                DECEMBER 31,
                                                               2004      2003
                                                       ------------  -----------
                                                             (in thousands)

Bank Deposits (see also note 11b)                           $ 7,533      $ 3,394
                                                       ------------  -----------
                                                            $ 7,533      $ 3,394
                                                       ============  ===========

The bank deposits bear interest at an average annual rate of 2.1%.

NOTE 5 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                DECEMBER 31,
                                                               2004      2003
                                                       ------------  -----------
                                                             (in thousands)

Balance at Beginning of Year                                  $735         $752
(Decrease) increase to allowance                              (180)         223
Write-offs                                                    (255)        (240)
                                                       ------------  -----------
Balance at Year end                                           $300         $735
                                                       ============  ===========

NOTE 6 -- OTHER RECEIVABLES AND PREPAID EXPENSES

                                                                DECEMBER 31,
                                                              2004       2003
                                                       -----------   -----------
                                                             (in thousands)

Prepaid expenses                                               $764          494
Government participation and other
  government receivables                                         40          $55
Employees                                                       127          132
Other receivables                                                51           41
                                                       ------------  -----------
                                                               $982         $722
                                                       ============  ===========

NOTE 7 -- LONG-TERM INVESTMENTS

                                                                DECEMBER 31,
                                                             2004        2003
                                                       ------------  -----------
                                                             (in thousands)

Bank Deposits (see also note 11b)                              $264         $580
                                                       ------------  -----------
                                                               $264         $580
                                                       ============  ===========

 The bank deposits bear interest at an average annual rate of 2.1%.



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 47

NOTE 8 -- PROPERTY AND EQUIPMENT, NET

                                                                DECEMBER 31,
                                                             2004        2003
                                                       ------------  -----------
                                                             (in thousands)
Cost
Computers and office equipment                              $2,822       $3,093
Leasehold improvements                                         563          617
Motor vehicles                                                 328          408
                                                       ------------  -----------
                                                            $3,713       $4,118
Accumulated Depreciation                                     2,646        3,195
                                                       ------------  -----------
                                                            $1,067         $923
                                                       ============  ===========

NOTE 9 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                DECEMBER 31,
                                                              2004       2003
                                                       ------------  -----------
                                                             (in thousands)

Suppliers                                                    $1,242         $956
Employee and related expenses                                 1,117        1,408
Government commitment                                           734          110
Accrued royalties                                               734          732
Accrued restructuring                                            91           91
Other                                                           813          780
                                                       ------------  -----------
                                                             $4,731       $4,077
                                                       ============  ===========

NOTE 10 - ACCRUED SEVERANCE PAY

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

Severance pay expenses amounted to $336, $234 and 283 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

A: In connection with its research and development, the Company received grants from the State of Israel in the total amount of $7,590. The Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% - 150% of the amount of grants received plus annual interest of LIBOR as of the date of approval for programs approved from 1999 and thereafter. The Company so far has paid or accrued royalties through December 31, 2004 of $3,930. The total additional contingent liability to pay royalties is $3,660. The payment of such additional royalties is contingent on future sales and the Company has no obligation to refund these grants, if sufficient sales are not generated.

B: The Company has entered into standby letters of credit agreements with banks and financial institutions relating to the guarantee of future performance on certain contracts. As of December 31, 2004, contingent liabilities on outstanding letter of credit agreements which expire after December 31, 2003 aggregated approximately $0.5 million. The letters of credit are secured by $0.3 million in deposits to cover any potential payments under the guarantees.

C: The Company operates from leased facilities in Israel, the United States, U.K., Germany and Australia, for periods expiring in the years 2006 through 2007. Minimum future rental payments, as of December 31, 2004 are as follows:


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 48

Rent expense amounted to $566, $620 and $1,139 for the years ended December 31, 2004, 2003 and 2002, respectively.

                                                                (in thousands)
                                                           -------------------

                                                     2005                $636
                                                     2006                 486
                                                     2007                 130
                                                           -------------------
                                                                       $1,252
                                                           ===================


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


NOTE 12 -- SHAREHOLDERS' EQUITY

A. PUBLIC OFFERING

On June 2000, the Company completed an initial public offering of its ordinary shares (the "IPO") with total net proceeds of $28.2 million.

B. SHARE CAPITAL

Share capital is comprised of ordinary shares of NIS 0.02 par value. The amount of shares issued includes shares reserved for issuance to employees held in trust. The total number of ordinary shares held by the trustee is none as of December 31, 2004, and 71,819 as of December 31, 2003.

C. EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

During 2000, the Board of Directors approved the ESPP, effective August 2000. Under the ESPP, the maximum number of shares to be made available is 800,000 with an annual increase to be added on the first day of each year commencing 2001 equal to the lesser of 2% shares or 500,000 of the outstanding shares on such date or a lesser amount determined by the Board of Directors. During 2003, the Board of directors decided to increase the ESPP pool by 250,000 shares effective January 1, 2004.

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

As of January 1, 2004, 766,691 ordinary shares were issued under the ESPP, and an additional 383,309 ordinary shares are reserved for issuance. During 2004 the company Board of Directors resolved to temporarily cease the Company's ESPP program.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 49

D. EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

The Company adopted new option plans in 2000. Under these plans, the Company granted 886,100, 1,160,840 (including 39,840 shares pursuant to an exchange offer), 513,500 and 1,375,652 options at an average exercise price of $2.47, $2.41, $1.28 and $1.50 for the years ended December 31, 2004, 2003, 2002 and
2001, respectively.

During the year ended December 31, 2004 the Board of Directors and Shareholders at the annual meeting approved the grants of stand-alone options to directors to purchase 295,000 ordinary shares.

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

A summary of the status of the Company's stock option plans as of December 31, 2004 and 2003 and changes during the years then ended are as follows:

                                           OPTIONS AND                         WEIGHTED       WEIGHTED-
                                             SHARES                          FOR EXERCISE     AVERAGE
                                            AVAILABLE       OUTSTANDING       PRICE PER      FAIR VALUE
                                            FOR GRANT       OPTIONS (*)        SHARE          OF OPTION
                                         ---------------------------------------------------------------

Outstanding December 31, 2002                  2,147,618         3,558,477          2.15
Granted                                       (1,506,000)        1,506,000          2.08         $ 1.94
Granted Exchange Offer                           (39,840)           39,840          4.39         $ 1.91
Forfeited                                        642,146          (642,146)         2.92
Forfeited Exchange Offer                         279,118          (279,118)          0.7
Exercised                                              -          (991,702)         1.10
Exercised Employee Stock Purchase plan         (401,022)                 -             -
                                         ------------------------------------------------
Outstanding December 31, 2003                  1,122,020         3,191,351           2.1
Increase in ESPP and option pool                 650,000
Granted                                         (886,100)          886,100          2.47         $ 2.24
Forfeited                                         77,334           (77,334)         3.28
Exercised                                              -          (221,176)         0.86
Exercised Employee Stock Purchase plan           (58,181)                -             -
                                         ------------------------------------------------
Outstanding December 31, 2004                    905,073         3,778,941          2.23
                                         ------------------------------------------------


(*) As of December 31, 2003 and 2002, 71,819 and 756,839 outstanding options, respectively, were held by a trustee and have been reserved for allocation against certain employee options granted but not yet exercised. As of December 31, 2004, no outstanding options were held by a trustee for this purpose.

The following table summarizes information about options outstanding and exercisable as of December 31, 2004:


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 50

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                    ---------------------------------------------------  ---------------------------------
                        NUMBER        WEIGHTED-AVERAGE     WEIGHTED-            NUMBER          WEIGHTED-
    RANGE OF         OUTSTANDING AT       REMAINING        AVERAGE          OUTSTANDING AT      AVERAGE
 EXERCISE PRICE     DECEMBER 31,        CONTRACTUAL        EXERCISE           DECEMBER 31,      EXERCISE
       $                 2004               LIFE           PRICE                  2003          PRICE
-----------------------------------------------------------------------  ---------------------------------
  0.21 - 0.95                 437,889               4.7      $ 0.44                317,623     $ 0.52
  1.01 - 1.95               2,227,929               5.9      $ 1.58              1,529,055     $ 1.56
  2.04 - 3.67                 314,600               6.6      $ 2.84                125,788     $ 3.21
  4.15 - 4.39                 701,923                 7      $ 4.25                182,373     $ 4.30
  8.00 - 10.00                 96,600               1.6      $ 8.66                 96,600     $ 8.66
                      ----------------                                     ----------------
                            3,778,941                                            2,251,439
                      ================                                     ================


E. IBM Share and Warrants Grants

At the end of the second quarter of 2004, the Company formalized a strategic alliance with IBM pursuant to which the Company will team with IBM in providing workforce optimization solutions. In connection with this strategic alliance, the Company issued 100,000 of its ordinary shares to IBM for a purchase price of 0.02 NIS (New Israel Shekels) per share and agreed to issue an additional 100,000 of its ordinary shares to IBM for a purchase price of 0.02 NIS per share upon the first anniversary of the initial issuance, unless the contract is Earlier terminated by either IBM or the Company. The Company also issued IBM 250,000 warrants that are exercisable into ordinary shares with an exercise price of $2.38 per share. Immediately upon entering into the strategic alliance 62,500 of these warrants are immediately vested and became exercisable. At the end of each of the three years following the warrant issuance, up to 62,500 warrants vest may become exercisable based upon on the attainment of certain revenue targets relating to revenue generated from the strategic alliance. If all performance milestones are met, approximately 1.7% of the Company's total current equity outstanding share capital would be issued to IBM.

The Company accounted for these warrants and options under the fair value method of FAS No. 123 and EITF 96-18. The fair value was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.1%; volatility rate of 147%; dividend yields of 0% and an expected life of two to five years.

The Company recorded in 2004 deferred stock-based compensation of $374,000 for the 62,500 warrants granted and 100,000 shares issued in 2004 to IBM and for options granted to a consultant. Compensation expenses of $56,000 (which were deducted from Revenues) were recognized for the year ended December 31, 2004.

NOTE 13 -- SEGMENT REPORTING

The Company operates in one segment, the design, development, and marketing of software solutions. The Company's revenues by geographic area are as follows:

                                           YEAR ENDED DECEMBER 31,
                                     2004             2003            2002
                                     ----             ----            ----
                                           (in thousands)
Revenue
U.S                                 $ 5,184        $ 8,177          $ 5,770
Canada                                1,806          2,004            1,802
U.K                                   5,135          4,342            1,847
Germany                               4,503          2,283            1,068
Other European countries              2,420          2,530            1,819
Israel                                   12             71              297
Australia                             3,636          2,935            3,067
Rest of the world                         9             68               83
                            ------------------------------------------------
                                    $22,705        $22,410          $15,753
                            ================================================


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 51

Sales to a single customer exceeding 10% of total sales:

                                     2004             2003            2002
                                     ----             ----            ----
                                       %                %               %
Customer A                            15                -               -
Customer B                            11                -               -
Customer C                             -               13               -
Customer D                             -               10               -


Long-lived assets by geographical areas are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                    2004            2003
                                                    ----            ----
                                                       (in thousands)
  Net Property and Equipment
  North America                                       $ 232          $ 170
  Europe                                                157            113
  Australia                                              13              8
  Israel                                                665            632
                                                ------------    -----------
                                                     $1,067           $923
                                                ============    ===========


NOTE 14-- TAXES ON INCOME

The Company is subject to the Israeli Income Tax Law (Inflationary Adjustments), 1985, measuring income on the basis of changes in the Israeli Consumer Price Index.

Part of the Company's investment in equipment has received approvals in accordance with the Law for the Encouragement of Capital Investments, 1959 ("Approved Enterprise" status). The Company has chosen to receive its benefits through the "Alternative Benefits" track, and, as such, is eligible for various benefits. These benefits include accelerated depreciation of fixed assets used in the investment program, as well as a full tax exemption on undistributed income in relation to income derived from the first plan for a period of 2 years and for the second, third and fourth plans for a period of 4 years (as defined below). Thereafter a reduced tax rate of 10%-25% (based on foreign ownership in each taxable year) will be applicable for an additional period of up to 5 years for the first plan and 3 years for the second, third and fourth plans, commencing with the date on which taxable income is first earned but not later than certain dates. In the case of foreign investment of more than 25%, the tax benefits are extended to 10 years, and in the case of foreign investment ranging from 49% to 100% the tax rate is reduced on a sliding scale to 10%. The period of tax benefits detailed above is subject to limits of 12 years from the year of commencement of operation, or 14 years from the date of granting the approval, whichever is earlier.

The first investment plan (First plan) benefit period has already expired.

In 1992, the Company received approval for its first expansion program. (Second plan). The commencing year for the Second plan is 1995 and the expected expiration year is 2006.

In 1996, the Company received approval for its second expansion program (Third plan). The commencing year for the third plan is 2000 and the expected expiration year is 2010.

In 2002, the Company received approval for its third expansion program (Fourth plan). In December 2004 the company finished its investments related to the Fourth plan and issued a request for extending the plan until the end of 2005. The request is in the process of approval. The commencing year for the fourth plan hasn't been established yet. The expected expiration year is 2014.

Income derived from the expansion programs will be tax-exempt for a period of two years and will be subject to a reduced tax rate as mentioned above for an additional period of eight years.

The benefit periods of the second and third plans have not yet commenced.

The entitlement to the above benefits is conditional upon the Company fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in "Approved Enterprises". In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 52

Income not eligible for "Approved enterprise" benefits mentioned above is taxed at a regular rate of 35%. The regular Company Tax rate is to be gradually reduced to 30% until 2007 (34% in 2005, 32% in 2006 and 30% in 2007).

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

Tax assessments
---------------
Final tax assessments in Israel have been received up to and including the 1999 tax year.

Deferred taxes
--------------
As of December 31, 2004, net operating loss carryforwards in Israel amounted to approximately $21.6 million. Additional Tax losses are approximately $26.4 million attributable to the U.S. subsidiary and approximately $8.6 million attributable to the European subsidiaries. The tax loss carryforwards for Israel and the European companies have no expiration date. The tax loss carryforwards in the U.S. expire between 2008 and 2024. The company expects that during the period in which these tax losses are utilized, its income would be substantially tax-exempt. Accordingly there will be no tax benefit available from such losses and no deferred tax assets have been included in these financial statements.

Israel and International components of income profit (loss) before taxes are:

                                                   YEAR ENDED DECEMBER 31,
                                              2004           2003           2002
                                              ----           ----           ----
                                                      (in thousands)
Israel                                         $90        $ 1,381        $ (181)
International                                  823            360        (9,917)
                                         ---------------------------------------
                                              $913         $1,741      $(10,098)
                                         =======================================


NOTE 15 -- TRANSACTIONS WITH RELATED PARTIES

                                                        YEAR ENDED DECEMBER 31,
                                                         2004      2003     2002
                                                         ----      ----     ----
                                                            (in thousands)
 Transactions:

   Management fee received                                $39       $39     $48
   Other General and administrative expenses received     $47       $44     $67



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 53

ITEM 8A. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 2004 and 2003:

                                                         First          Second         Third          Forth
                                                        Quarter         Quarter       Quarter        Quarter

                                                     -----------------------------------------------------------
                                                              (in thousands, except per share amounts)
                                                                            (Unaudited)
2004
Net sales                                                   $ 5,008        $ 5,419       $ 5,457        $ 6,821
Gross profit                                                $ 3,399        $ 3,594       $ 3,675        $ 4,533
Net Income                                                     $ 72          $ 230         $ 183          $ 428
----------------------------------------------------------------------------------------------------------------

Basic net Income per share:                                  $ 0.00         $ 0.01        $ 0.01         $ 0.02
Diluted net Income per share:                                $ 0.00         $ 0.01        $ 0.01         $ 0.02
Shares used in computing basic net
Income per share (in thousands)                              27,036         27,157        27,296         27,319
Shares used in computing diluted net
Income per share (in thousands)                              28,697         28,361        27,965         28,293
Price per ordinary share - high                              $ 5.28         $ 4.14        $ 3.01         $ 3.02
Price per ordinary share - low                               $ 3.25         $ 2.06        $ 1.20         $ 1.73



2003
Net sales                                                    $5,141         $5,060        $5,902         $6,307
Gross profit                                                 $3,333         $3,333        $3,885         $4,273
Net Loss                                                       $158           $173          $687           $723
----------------------------------------------------------------------------------------------------------------

Basic net Income per share:                                  $ 0.01         $ 0.01        $ 0.03         $ 0.03
Diluted net Income per share:                                $ 0.01         $ 0.01        $ 0.03         $ 0.03
Shares used in computing basic net
Income per share (in thousands)                              25,616         25,648        25,729         26,379
Shares used in computing diluted net
Income per share (in thousands)                              25,616         25,942        27,047         28,456

Price per ordinary share - high                              $ 0.23         $ 2.33        $ 2.85         $ 4.95
Price per ordinary share - low                               $ 0.12         $ 0.19        $ 1.52         $ 1.95


The Company's ordinary shares are traded on the NASDAQ SmallCap Market. As of February 28, 2004, there were approximately 45 registered holders of ordinary shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 54

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Changes in Internal Controls - In October 2004, we initiated a company-wide implementation of new integrated finance and ERP system applications software (the new systems) and went live in January 2005. As of December 31, 2004, we were in the process of transitioning many of our businesses to the new systems. The implementation has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS -

Our executive officers and certain information about them as of March 14, 2005 are as follows:

Name                         Age    Position
----                         ---    --------
Dr. Moshe BenBassat          57     Chief Executive Officer and Chairman of
                                    the Board
Shmuel Arvatz                42     Executive Vice President and Chief
                                    Financial Officer
Hannan Carmeli               46     Executive Vice President, Sales &
                                    Professional Services
David Schapiro               47     Executive Vice President, Markets & Products
Amit Bendov                  40     Senior Vice President, Product Marketing


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

SHMUEL ARVATZ has served as our Executive Vice President and Chief Financial Officer since October 2002. Prior to joining ClickSoftware, Mr. Arvatz served as the Chief Financial Officer at Shrem, Fudim, Kelner Technologies Ltd., a leading investment house in Israel. From June 1999 to February 2001, Mr. Arvatz served as Executive Vice President and Chief Financial Officer of Tecnomatix Technologies Ltd. (NASDAQ: TCNO), a provider of software e-manufacturing solutions. From 1990 to 1999, Mr. Arvatz served as Vice President and Chief Financial Officer at ADC Israel Ltd. (previously Teledata Communications Ltd., a telecommunications equipment provider which was acquired by ADC Telecom Inc. in 1998). Mr. Arvatz holds a B.A. in Accounting and Economics from Bar-Ilan University in Tel Aviv, Israel.

HANNAN CARMELI serves as our Executive Vice President of Sales & Professional Services since August 2004. Prior to this position, he managed our Professional Services organizations worldwide since the beginning of 2001. From August 1996 to December 2000, Mr. Carmeli held various executive roles including General Manager of the TechMate Division as well as Manager of Product Services and Operations. Prior to joining us, Mr. Carmeli held R&D and field positions with various software vendors ranging from software development through product management and sales management. Mr. Carmeli holds a Bachelor of Science

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 55
degree from the Technion Institute of Technology in Haifa, Israel and a Master of Science degree in Computer Science from Boston University.

DAVID SCHAPIRO has served as our Executive Vice President of Markets & Products since April 2001. Prior to this position and since 1994, he held various executive and management roles at ClickSoftware, including Senior Vice President of Product Development, ClickSchedule Division General Manager, and Vice President of Business Development. From 1984 until 1994, Mr. Schapiro served in positions at Applied Materials, a semiconductor equipment manufacturer, Scitex Corporation, a digital printing system company, and ClickSoftware. Mr. Schapiro received a Bachelor of Science degree in Mathematics and Computer Science from Tel-Aviv University, and a Master of Science degree in Computer Science from Bar-Ilan University.

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

DIRECTORS -

The Company's Articles of Association currently provide for a board of directors of not less than two members nor more than eleven members. There are currently seven members on the Company's board. The Company has a classified board of directors as set forth in the following table:

                                             YEAR OF ANNUAL
                                            MEETING AT WHICH
 NAME OF DIRECTOR AND CLASS                  TERM EXPIRES             AGE
------------------------------------    ----------------------   --------------

James W. Thanos, Class I                          2007                56
Roni A. Einav, Class II                           2005                61
Gil Weiser, Class II                              2005                63
Moshe BenBassat, Class III                        2006                57
Israel Borovich, external director                2007                63
Naomi Atsmon, external director                   2006                52
Dan Falk, external director                       2006                60


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

No person can serve as an external director if the person's position or other business creates, or may create, conflicts of interest with the person's responsibilities as an external director or if such position or other business may impair such director's ability to serve as an external director. No person who is a director in one company can serve as an external director in another company, if at that time a director of the other company serves as an external director in the first company. The Companies Law further provides that when, at the time

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 56
of appointment of an external director, all members of the board of directors of the company are of one gender, then the external director appointed must be of the other gender.

The following information as of March 14, 2005 is provided with respect to each of our directors:


CLASS I DIRECTOR

NAME , PRINCIPAL OCCUPATION AND DIRECTORSHIPS                                           AGE       DIRECTOR
                                                                                                  SINCE
----------------------------------------------------------------------------------------------------------------

JAMES W. THANOS                                                                           56       May 2000

From October 1999 to June 2002, Mr. Thanos served as Executive Vice
President, Worldwide Field Operations of BroadVision, Inc., an ecommerce software company. From March 1998 to October 1999, Mr.
Thanos served as BroadVision's Vice President and General Manager,
Americas. Prior to working for BroadVision, Mr. Thanos served as Senior Vice President of Worldwide sales at Aurum Software, a sales force automation company. Mr. Thanos is a member of the board of directors of SupportSoft, Covigna, and PilotSoftware. Mr. Thanos holds a Bachelor of Arts degree in International Relations and a Bachelor of Arts degree in Behavioral Sciences from Johns Hopkins University


CLASS II DIRECTORS

RONI A. EINAV                                                                             61     April 2000

   Mr. Einav is the General Manager of Einav High-Tec Assets Ltd., an investment company focused on technology ventures, founded by him in 1995. From 1983 to April 1999, Mr. Einav served as Chairman of the
Board of Directors of New Dimension Software, Ltd., a systems software company he had founded, which was subsequently acquired by BMC
Software for over $650 million. Mr. Einav serves on the board of directors of XciTel, Eurekify, and Motivia, and is on the advisory boards of Xenia and Cogniview. Mr. Einav has also played a key role in founding approximately a dozen other software companies, including
Liraz Computers, Jacada Ltd., UDS, XciTel, CePost, CeDimension, ComDa,
Computer Systems and Einav Systems. Mr. Einav was a Major in the
Israeli Defense Forces and served as a systems analyst in a research and development division. Mr. Einav holds a Bachelor of Science degree in Management and Industrial Engineering as well as a Master of Science degree in Operations Research from the Technion Institute,
Haifa, Israel.


GIL WEISER                                                                                63       May 2003

   Mr. Weiser is currently Chairman or a member of the Board of Directors of the following companies: Formula Systems Ltd., a holding and managing company of a group of IT companies, Optibase Ltd., a video communications company, Fundtech, a software company, BBP, a subsidiary of Fundtech, Tescom, a service company, and Carmel, a company connected with Haifa University. Mr. Weiser previously served as a member of the Board of Directors of the Tel Aviv Stock Exchange from 2002 to 2004. From January to December 2002, he was the Acting
Vice Chairman of ORAMA, an international investment banking group.
From 1995 to 2000, Mr. Weiser served as Chief Executive Officer of
Hewllett-Packard Israel, a technology company. From 1993 to 1995, Mr.
Weiser served as Chief Executive Officer of Fibronics Corporation,

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 57



a communications company. From 1976 to 1993, he served as Chief
Executive Officer of Digital Israel, a computing company. Mr. Weiser is Chairman of the Executive Committee of Haifa University. Mr. Weiser was the Vice Chairman of the Israel Management Center and is a member of the Israel High-Tech Association Executive Committee. Mr. Weiser holds a Bachelor of Science degree in Electrical Engineering from the Technion Institute and a Master of Science degree in Electronics/
Computers from the University of Minnesota in Minneapolis.


CLASS III DIRECTOR

NAME , PRINCIPAL OCCUPATION AND DIRECTORSHIPS                                           AGE       DIRECTOR
                                                                                                  SINCE
----------------------------------------------------------------------------------------------------------------

MOSHE BENBASSAT                                                                           57           1979

   Dr. BenBassat co-founded ClickSoftware and has served as Chairman and Chief Executive Officer since inception. From 1987 to 1999, Dr.
BenBassat served as a Professor of Information Systems at the Faculty of Management at Tel-Aviv University. Dr. BenBassat has also held academic positions at the University of Southern California and the University of California in Los Angeles. From 1996 to January 1999,
Dr. BenBassat also served as a board member of Tadiran
Telecommunications Inc., a telecommunications company. From 1990 to 1996, Dr. BenBassat served as a board member of Tadiran Electronic
Systems Ltd., a defense electronics company. Dr. BenBassat holds
Bachelor of Science, Master of Science and PhD. degrees in Mathematics and Statistics from Tel-Aviv University.


EXTERNAL DIRECTORS


NAME , PRINCIPAL OCCUPATION AND DIRECTORSHIPS                                           AGE       DIRECTOR
                                                                                                  SINCE
----------------------------------------------------------------------------------------------------------------

ISRAEL BOROVICH                                                                           63      July 1997

   Dr. Borovich has served as a director of the Company since July
1997 and as an external director according to the Israeli Companies
Law since July 2001. Dr. Borovich currently serves as Chairman of the Board of Elal Israel Airlines Ltd. From 1988 until 2004, Dr. Borovich served as President and CEO of Arkia Israeli Airlines Ltd. and
Knafaim-Arkia Holdings Ltd., an investment management company. Dr.
Borovich currently serves as a director of Issta Lines Israel Students
Travel Company Ltd., Arkia International (1981) Ltd. and other companies of Arkia's group in the aviation and tourism business. DR.
Borovich also serves as Chairman of Granit Hacarmel Investments Ltd.
and Sonol Israel Ltd., an investment management company. Dr. Borovich also serves as a director of Knafaim-Arkia Holdings, Ltd., an investment management company, Maman-Cargo Terminals &Handling Ltd.
and Ayalon Highways (Israel) Ltd. Dr. Borovich served as a Professor on the Faculty of Management of Tel Aviv University. Dr. Borovich holds Bachelor of Science, Master of Science and Ph.D. degrees in Industrial Engineering from the Polytechnic Institute in Brooklyn.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 58



NAOMI ATSMON                                                                              52       May 2003

   Ms. Atsmon was employed by Amdocs Ltd., a customer care and software company, from 1986 until the end of 2002. From 1997 until 2002,Ms. Atsmon served as a division President at Amdocs Ltd., managing large scale billing projects for telephone companies in North
America and Europe, with overall responsibility for the profit and loss statement of the division. From 1994 until 1997, Ms. Atsmon served as a Vice President at Amdocs Ltd. From 1991 until 1994, she was a director for Amdocs Ltd. n charge of software development and customer relations with one of the largest telephone companies in the United States. Prior to joining Amdocs Ltd., Ms. Atsmon was a project manager at Bank Hapoalim, in charge of a large financial project for the bank controller. From 1976 to 1981, Ms.Atsmon was a system analyst with Agrexco Ltd. Ms. Atsmon also currently serves as a board member of Jacada Ltd., a software provider. Ms. Atsmon holds a Bachelor of Science degree in Management & Industrial Engineering from the
Technion Institute, and studied business administration at Tel-Aviv
University.

DAN FALK                                                                                  60       May 2003

   From 2000 to May 2003 Mr. Falk served as the Chairman of the Board
Directors of Atara Technology Ventures Ltd., an Israeli company engaged in investment in advanced technology enterprises. He is also a member of the Boards of Directors of Orbotech Ltd., Nice Systems Ltd.,
Orad Ltd, Netafim, Plastopil Cooperative Society, Dmatek, Ltd., Dor
Chemicals Ltd., Attunity Ltd., Visionix Ltd., Jacada Ltd., Ormat Inc.
(publicly traded on NYSE), and Poalim Ventures I, all of which are Israeli high technology companies.From July 1999 to November 2000, Mr.
Falk served as President and Chief Operating Officer of Sapiens
International Corporation N.V., a Netherlands Antilles company engaged in the development of software solutions for large-scale, cross-platform systems. Mr. Falk was Executive Vice President of
Orbotech, a high technology company, from August 1995 to July 1999, and between June 1994 and August 1995 served as its Executive Vice
President and Chief Financial Officer. From October 1992 until June
1994, Mr. Falk was Vice President and Chief Financial Officer of
Orbotech. Mr. Falk was Director of Finance and Chief Financial Officer of Orbot Systems, predecessor of Orbotech Ltd., from 1985 until 1992.
Mr. Falk received a Master of Business Administration degree in 1973 from the Hebrew University School of Business and had 15 years experience in finance and banking, including senior positions at Israel Discount Bank Ltd., prior to joining Orbot.

LEGAL PROCEEDINGS

Except as disclosed in Item 3 above, to our knowledge there are no claims or legal proceedings against our directors and officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during 2004 all Section 16 filing requirements were met, except for the following: Gil Weiser, Dan Falk, Moshe BenBassat, Israel Borovitch and Roni Einav each reported one transaction late; and Naomi Atsmon reported two transactions late on two Forms 4.

AUDIT COMMITTEE

The audit committee consists of Ms. Atsmon, Dr. Borovich, Mr. Falk and Mr. Weiser, each of whom is "independent," as such term is defined under Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. The Company's board of directors has determined that Mr. Falk also


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 59
qualifies as a "financial expert" within the meaning of the rules of the Securities and Exchange Commission, or SEC.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Principal Executive and Senior Financial Officers is posted on our website at www.clicksoftware.com.


ITEM 11. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Moshe BenBassat, its Chief Executive Officer, Shmuel Arvatz, its Chief Financial Officer, Hannan Carmeli, EVP Sales and Professional Services, and David Schapiro, EVP Markets & Products. The agreements provide that each of the executives' employment relationships is "at-will" and may be terminated at any time by either the Company or the executive with or without cause, and following three months' notice to Mr. Arvatz, Mr. Carmeli and Mr. Schapiro. The agreements provide that in the event the executive is terminated by the Company without cause, the executive will be entitled to severance payments in amounts equal to twelve months of annual base salary as of the date of termination for Dr. BenBassat and up to three months of base salary as of the date of termination for Mr. Arvatz, Mr. Carmeli and Mr. Schapiro (plus, in the case of Mr. Arvatz, Mr. Carmeli and Mr. Schapiro, a severance amount due in accordance with applicable law). Dr. BenBassat is entitled to full acceleration of option vesting in the event of a change in control. Mr. Arvatz, Mr. Carmeli and Mr. Schapiro are entitled to 50% or 100% acceleration of options vesting, depending on the conditions of a change of control. The executives' rights to receive the contractual severance benefits set forth above will immediately terminate if the executive is terminated for cause, as defined in the employment agreements.

EXECUTIVE COMPENSATION

The following table sets forth information regarding executive compensation for services rendered during our fiscal years ended December 31, 2004, 2003 and 2002 by the Company's chief executive officer and our other four most highly compensated executive officers who were serving as executive officers as of December 31, 2004 and whose salary and bonus for our last fiscal year exceeded $100,000. These five individuals constitute the group referred to elsewhere as the Named Executive Officers. The compensation summarized in the following table does not include perquisites or other personal benefits that do not in the aggregate exceed the lesser of $50,000 or 10% of the Named Executive Officer's salary and bonus.

                                                           ANNUAL COMPENSATION
                                              ---------------------------------------------  -------------------------------
                                                                                              SECURITIES       ALL OTHER
        NAME AND PRINCIPAL                                                  OTHER ANNUAL      UNDERLYING      COMPENSATION
             POSITION                YEAR      SALARY         BONUS         COMPENSATION        OPTIONS            ($)
----------------------------------  ------    --------     -----------   ------------------  -------------  ----------------

Moshe BenBassat..................    2002      209,297            -          121,838 (1)             -              -
     CEO                             2003      192,375      374,500(2)       219,137 (1)       250,000              -
                                     2004      240,000       25,000          173,235 (1)       250,000              -

Shmuel Arvatz (3)................    2002       24,191            -            4,145 (4)             -              -
     Chief Financial Officer         2003      117,996       35,573           21,782 (4)       285,000              -
                                     2004      125,146       -                21,065 (4)        35,000              -

David Schapiro...................    2002      111,378            -           24,905 (4)        10,000              -
     Executive V.P.,                 2003      112,102       34,392           19,916 (4)        25,000              -
     Markets and Products            2004      118,272       -                27,400 (4)        35,000              -

Hannan Carmeli...................    2002      105,488            -           14,967 (4)        10,000              -
     Executive V.P.,                 2003      101,466       32,987           14,570 (4)       125,000              -
     Professional Services           2004      111,816            -           18,024 (4)        20,000              -

Amit BenDov......................    2002      123,473            -            9,677 (5)         8,000              -
     SR. V.P Product                 2003      113,490       19,000            8,165 (5)        25,505              -
       Marketing                     2004      117,460            -            2,136 (5)        15,000              -



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 60

---------------------------
(1) Other compensation to Dr. BenBassat includes $75,000 housing allowance for 2002, $190,000 housing allowance for 2003 (of which $62,000 was with respect to the previous year) and $128,500 housing allowance for 2004.
(2) Of this amount, $149,500 was approved by the shareholders at the 2004 annual meeting and $225,000 was granted pursuant to the bonus component of the employment agreement approved by the shareholders on May 28, 2003.
(3) Mr. Arvatz was appointed as Chief Financial Officer effective October 20, 2002.
(4) Contributions to employee benefit programs.
(5) Medical insurance and executive disability insurance.

OPTION GRANTS IN 2004

The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during 2004. All such options were granted under the Company's various option plans approved during 2004, and generally vest over two to four years.

                                 NUMBER OF        % OF TOTAL
                                   SHARES          OPTIONS
                                 UNDERLYING       GRANTED TO       EXERCISE                         GRANT DATE
                                  OPTIONS         EMPLOYEES         PRICE          EXPIRATION        PRESENT
             NAME                 GRANTED          IN 2003          ($/SH)            DATE          VALUE (1)
             ----             ---------------   --------------    ------------     ----------     -------------

Moshe BenBassat..............      250,000          28%               $1.95          7/20/14         $367,932
Shmuel Arvatz................       35,000           4%               $1.59          9/02/14          $42,001
David Schapiro...............       35,000           4%               $1.59          9/02/14          $42,001
Hannan Carmeli...............       20,000           2%               $1.59          9/02/14          $24,001
Amit BenDov..................       15,000           2%               $1.59          9/02/14          $18,000


---------------------------
(1) Computed using the Black-Scholes option pricing model. Full vesting of options is between two and four years from grant date. Assumes the average expected life of the option is 5 years, a volatility of 143%, an annual dividend yield of 0.0% and a risk-free interest rate of 3.1%.


AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES

The following table sets forth certain information concerning options exercised by the Named Executive Officers in 2004, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2004.

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                           SHARES                                    OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                        ACQUIRED ON        VALUE                 DECEMBER 31, 2004                 DECEMBER 31, 2004 (1)
        NAME              EXERCISE        REALIZED         EXERCISABLE       UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE


Moshe BenBassat......              -             -            758,475           237,917         $886,279        $242,504
Amit BenDov..........          5,000       $16,169             46,255            26,250          $43,200         $19,050
Shmuel Arvatz........         15,100       $59,955            131,983           172,917         $328,163        $355,476
David Schapiro.......         40,000       $90,433            162,286            53,750         $249,203         $44,450
Hannan Carmeli.......         54,388      $103,018            152,250            63,750         $205,790         $66,400



                                     ESPP


                                 NUMBER OF                DISCOUNT
                                ESPP SHARES                 VALUE
        NAME                  ACQUIRED IN 2004       ON DATE OF PURCHASE


Amit BenDov..........             1,292                    $421
Shmuel Arvatz........             3,714                  $1,209
Hannan Carmeli.......             2,554                    $831



--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 61

---------------------------
(1) Based upon the closing price of the ordinary shares on December 31, 2004 of $2.86, less the exercise price per share.

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

In accordance with these regulations, on December 5, 2002, the board of directors adopted a resolution, approved by the Company's shareholders on May 28, 2003, and following the recommendation and approval by the audit committee, approving a cash compensation arrangement for outside directors (the Company's external directors, all directors that are not employees of the Company, or directors that beneficially own, or otherwise represent a shareholder that beneficially owns, less than 5% of the outstanding shares of the Company). Under this arrangement, outside directors receive the fixed annual and per meeting participation fees provided in the regulations under the Companies Law that are payable by the Company to its outside directors. The fixed fees are be based upon the "fixed amounts" set forth in the second and third supplements to the Israeli Companies Regulations (Rules for Compensation and Expenses of External Directors), as amended, updated and adjusted from time to time. Based on the category to which the Company belongs, under the regulations, the current participation fees payable by the Company to its external directors equal NIS 15,750 for the annual fee and NIS 990 for the per meeting participation fees. Such amounts may be updated from time to time as provided in the Israeli Companies Regulations.

STOCK OPTIONS. Following the Company's July 20, 2004 annual meeting and in accordance with the Company's 2000 Share Option Plan or 2003 Israeli Share Option Plan, as applicable (the "Plans"), each of the Company's non-employee directors received option grants. The Plans provide that each non-employee director, including each external director, is automatically granted an option to purchase 7,500 ordinary shares following each annual meeting of the shareholders of the Company if on such date he or she will have served on the board of directors for at least the preceding six (6) months (the "Annual Grant"). Following the Company's July 20, 2004 annual meeting, the six continuing non-employee directors, Dr. Borovich, Mr. Einav, Mr. Thanos, Ms. Atsmon, Mr. Falk and Mr. Weiser each received Annual Grants of options to purchase 7,500 ordinary shares, 7,500 with respect to service during 2004, at an exercise price of $1.95 (the closing sale price for the ordinary shares on the last market trading day prior to grant). Those options vest in full on the first anniversary of the date of grant, provided that the respective director continues to serve as a director on such date.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company's ordinary shares as of March 14, 2005 for:

     o    the Named Executive Officers;

     o    each of the Company's directors;

     o each person or group known by the Company to beneficially own more than 5% of its outstanding ordinary shares; and

     o    all of the Company's executive officers and directors as a group.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 62

Beneficial ownership of ordinary shares is determined in accordance with the rules of the SEC and generally includes any ordinary shares over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 14, 2005. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all ordinary shares held by them. Applicable percentage ownership in the following table is based on 27,480,809 shares outstanding as of March 14, 2005. Unless otherwise indicated below, the address of each of the principal shareholders is c/o ClickSoftware Technologies Ltd., 34 Habarzel Street, Tel Aviv, Israel 69710.

                                                                                      ORDINARY SHARES
                                                                                     BENEFICIALLY OWNED
                                                                                   ----------------------
NAME AND ADDRESS                                                                      NUMBER     PERCENT
--------------------------------------------------------------------------------  ------------ ---------

     Named Executive Officers and Directors
     --------------------------------------

     Moshe BenBassat  (1)...................................................          5,413,772     19.1%

     Shmuel Arvatz    (2)...................................................            155,213      *

     David Schapiro   (3)...................................................            138,849      *

     Hannan Carmeli   (4)...................................................            182,588      *

     Amit BenDov      (5)...................................................             44,298      *

     Naomi Atsmon     (6)...................................................             12,050      *

     Israel Borovich  (7)...................................................             60,000      *

     Roni A. Einav    (8)...................................................             60,000      *

     Dan Falk         (9)...................................................              7,500      *

     James W. Thanos (10)...................................................             65,000      *

     Gil Weiser      (11)...................................................              7,500      *

     G.  Nicholas Farwell (12)
         1240 Arbor Road
         Menlo Park, CA 94025...............................................          3,008,100     10.1%

     Austin W. Marxe and David M. Greenhouse (13)
         153 East 53rd Street,
         55th floor, New York, NY  10022....................................          2,662,195      9.7%


     All executive officers and directors as a group (11 persons) (14)......          6,146,770     21.8%

---------------------------
* Less than one percent.

     (1) Includes 2,246,887 shares held by Dr. BenBassat's spouse, Idit BenBassat. Dr. BenBassat has disclaimed beneficial ownership of those shares. Also includes options to purchase 832,142 ordinary shares exercisable within 60 days of March 14, 2005 held by Dr. BenBassat.
     (2) Includes options to purchase 155,213 ordinary shares exercisable within 60 days of March 14, 2005 held by Mr. Arvatz.
     (3) Includes options to purchase 138,849 ordinary shares exercisable within 60 days of March 14, 2005 held by Mr. Schapiro.
     (4) Includes options to purchase 174,646 ordinary shares exercisable within 60 days of March 14, 2005 held by Mr. Carmeli.
     (5) Includes options to purchase 35,193 ordinary shares exercisable within 60 days of March 14, 2005 held by Mr. BenDov.
     (6) Includes options to purchase 7,500 ordinary shares exercisable within 60 days of March 14, 2005 held by Ms. Atsmon.
     (7) Includes options to purchase 60,000 ordinary shares exercisable within 60 days of March 14, 2005 held by Dr. Borovich.
     (8) Includes options to purchase 60,000 ordinary shares exercisable within 60 days of March 14, 2005 held by Mr. Einav.
     (9) Includes options to purchase 7,500 ordinary shares exercisable within 60 days of March 14, 2005 held by Mr. Falk.
     (10) Includes options to purchase 60,000 ordinary shares exercisable within 60 days of March 14, 2005 held by Mr. Thanos.
     (11) Includes options to purchase 7,500 ordinary shares exercisable within 60 days of March 31, 2004 held by Mr. Weiser.
     (12) As reported on schedule 13G filed with the SEC for fiscal 2004.


--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 63

    (13) As reported on Schedule 13G filed with the SEC for fiscal 2004. This is a joint filing by Austin W. Marxe and David M. Greenhouse. Marxe and Greenhouse share sole voting and investment power over 245,000 shares of Common Stock owned by Special Situations Cayman Fund, L.P., 1,023,500 shares of Common Stock owned by Special Situations Fund III,L.P., 204,995 shares of Common Stock owned by Special Situations Technology Fund, L.P. and 1,029,600 shares of Common Stock owned by Special Situations Technology Fund II, L.P.

     (14) Includes options to purchase 1,538,543 ordinary shares exercisable within 60 days of March 14, 2005.

                                    EQUITY COMPENSATION PLAN INFORMATION
                                         (AS OF DECEMBER 31, 2004)


                                                                                   NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES      WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                    TO BE ISSUED UPON         EXERCISE PRICE OF    FUTURE ISSUANCE UNDER
                                    EXERCISE OF               OUTSTANDING          COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,      OPTIONS, WARRANTS    SECURITIES REFLECTED
PLAN CATEGORY                       WARRANTS AND RIGHTS       AND RIGHTS           COLUMN (A)
-------------                       -------------------       -----------------    ------------------------

Equity compensation plans
approved by security holders (1)          3,778,941                $2.23                905,073


Equity compensation plans
not approved by security holders                  0                  N/A                      0


Total                                     3,778,941                $2.23                905,073

(1) Not including 250,000 warrants issued to IBM.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The compensation of the auditors is either determined by the Company's shareholders or, upon shareholder authorization, by the board of directors upon the recommendation of the audit committee. Auditor compensation is determined according to the nature and volume of the auditors' services.

The approximate fees billed to us by our auditors, Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, for services rendered with respect to 2004 and 2003 were as follows:

AUDIT FEES. Brightman Almagor billed to the Company approximately $65,000 for professional services rendered in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2004 and its review of the Company's financial statement included in quarterly reports on Form 10-Q during fiscal year 2004. Company an aggregate of approximately $65,000 for professional services rendered in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2003 and its review of the Company's financial statement included in quarterly reports on Form 10-Q during fiscal year 2003.

AUDIT-RELATED FEES. None.

TAX FEES. During 2004 Brightman Almagor billed the Company an aggregate of approximately $5,500 for tax services, and Deloitte Touche of Boston billed the Company approximately $35,000 for tax advice and tax planning services. During 2003 Brightman Almagor billed the Company approximately $11,000 for tax services.

ALL OTHER FEES. Brightman Almagor billed the Company an aggregate of approximately $9,000 for other permitted non-audit related fees during 2004. There were no such fees for 2003.

PRE-APPROVAL OF AUDITORS' COMPENSATION. Pursuant to its charter, the audit committee is responsible for pre-approving audit and non-audit services provided to the Company by the independent auditors and, as requested by the board of directors, pre-approving services of other public accounting firms (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible). Absent such a request from the board of directors, the Company's management approves the non-audit services provided to the Company by accountants other than the auditors. 100% of the non-

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 64
audit services provided to the Company by the independent auditors in 2004 were pre-approved by the full audit committee.



ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b)  EXHIBITS


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
10.1 (3)         Form of 2000 Share Option Plan, as amended
10.2 (2)         Form of 2000 Employee Share Purchase Plan
10.6 (2)         Form of 1996 Option Plan
10.7 (2)         Form of 1997 Option Plan
10.8 (2)         Form of 1998 Option Plan
10.9 (2)         Form of 1999 Option Plan
10.12(2)         Form of 2000 Israeli Plan
10.13(2)         Form of 2000 Unapproved U.K. Share Scheme
10.14(2)         Form of 2000 Approved U.K. Share Scheme
10.17(4)         Employment Agreement between ClickSoftware Technologies Ltd. and Shmuel Arvatz
10.18(5)         Amended Form of Indemnification Agreement
10.19(5)         Amended Employment Agreement between ClickSoftware Technologies Ltd. and Moshe
                 BenBassat
10.20(5)         2003 Israeli Share Option Plan
10.21(6)         Form of 2000 Unapproved U.K. Share Scheme, as amended
10.22(6)         Form of 2000 U.K. Share Scheme, as amended
10.23            Employment Agreement between Clicksoftware Technologies Ltd. and Hannan Carmeli
10.24            Employment Agreement between Clicksoftware Technologies Ltd. and David Schapiro
10.25(7)         Teaming Agreement between Clicksoftware Technologies Ltd. and IBM United Kingdom
                 Limited, dated July 1, 2004
10.26(7)         Share Purchase Agreement between Clicksoftware Technologies Ltd. and IBM United
                 Kingdom Limited, dated June 30, 2004
10.27(7)         Warrant Agreement between Clicksoftware Technologies Ltd. and IBM United Kingdom
                 Limited, dated June 30, 2004
10.28            Underlease Agreement between ClickSoftware Europe Limited and Polycom (United
                 Kingdom)Limited related to premises in Slough, the United Kingdom
10.29            Gross Lease Agreement between ClickSoftware Inc. and Corporate Drive Corporation related to premises in Burlington, Massachussets
10.30            Summary of Material Terms of the Lease Agreement (in Hebrew) by and among

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 65


                 ClickSoftware Technologies Ltd., Aradin Ltd., Larga Ltd., T.N.R properties Ltd. and Eligar
                 Ltd. related to premises in Tel Aviv, Israel
21.1             Subsidiaries of the Registrant
23.1             Consent of Brightman Almagor & Co., member of Deloitte Touche Tohmatsu
31.1             Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities
                 Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2             Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities
                 Exchange act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1             Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2             Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's report on Form 10-Q filed with the SEC on August 13, 2003.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (file no. 333-30274), as amended.

(3) Incorporated by reference to the Registrant's definitive proxy statement filed with the SEC on August 6, 2001.

(4) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on March 24, 2003.

(5) Incorporated by reference to the Registrants definitive proxy statement filed with the SEC on April 30, 2003.

(6) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on March 22, 2004.

(7) Incorporated by reference to the Registrant's report on Form 10-Q filed with the SEC on August 11, 2004.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 66

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

                                          Date: March 17, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                     Title                         Date
---------------------------- ---------------------------------------------------- -------------------


/s/ Dr. Moshe BenBassat           Chief Executive Officer and Chairman of the         March 17, 2005
----------------------------      Board of Directors
     Dr. Moshe BenBassat          (Principal Executive Officer)

/s/ Shmuel Arvatz                 Chief Financial Officer (Principal Financial        March 17, 2005
----------------------------      and Accounting Officer)
       Shmuel Arvatz

/s/ Naomi Atsmon                  Director                                            March 17, 2005
----------------------------
        Naomi Atsmon

/s/ Dr. Israel Borovich           Director                                            March 17, 2005
----------------------------
     Dr. Israel Borovich

/s/ Roni A.Einav                  Director                                            March 17, 2005
----------------------------
        Roni A.Einav

/s/ Dan Falk                      Director                                            March 17, 2005
----------------------------
          Dan Falk

/s/ James W. Thanos               Director                                            March 17, 2005
----------------------------
       James W. Thanos

/s/ Gil Weiser                    Director                                             March 17,2005
----------------------------
          Gil Weiser





--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                     Page 67

                                 EXHIBIT INDEX
    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT


3.3  (1)         Articles of Association of ClickSoftware Technologies Ltd.,
                 amended and restated as of May 28, 2003
4.1  (2)         Specimen of Ordinary Share Certificate
4.2  (2)         Fourth Amended and Restated Registration Rights Agreement,
                 dated December 15, 1999
10.1 (3)         Form of 2000 Share Option Plan, as amended
10.2 (2)         Form of 2000 Employee Share Purchase Plan
10.6 (2)         Form of 1996 Option Plan
10.7 (2)         Form of 1997 Option Plan
10.8 (2)         Form of 1998 Option Plan
10.9 (2)         Form of 1999 Option Plan
10.12(2)         Form of 2000 Israeli Plan
10.13(2)         Form of 2000 Unapproved U.K. Share Scheme
10.14(2)         Form of 2000 Approved U.K. Share Scheme
10.17(4)         Employment Agreement between ClickSoftware Technologies Ltd.
                 and Shmuel Arvatz
10.18(5)         Amended Form of Indemnification Agreement
10.19(5)         Amended Employment Agreement between ClickSoftware Technologies
                 Ltd. and Moshe BenBassat
10.20(5)         2003 Israeli Share Option Plan
10.21(6)         Form of 2000 Unapproved U.K. Share Scheme, as amended
10.22(6)         Form of 2000 U.K. Share Scheme, as amended
10.23            Employment Agreement between Clicksoftware Technologies Ltd.
                 and Hannan Carmeli
10.24            Employment Agreement between Clicksoftware Technologies Ltd.
                 and David Schapiro
10.25(7)         Teaming Agreement between Clicksoftware Technologies Ltd. and
                 IBM United Kingdom Limited, dated July 1, 2004
10.26(7)         Share Purchase Agreement between Clicksoftware Technologies
                 Ltd. and IBM United Kingdom Limited, dated June 30, 2004
10.27(7)         Warrant Agreement between Clicksoftware Technologies Ltd. and
                 IBM United Kingdom Limited, dated June 30, 2004
10.28            Underlease Agreement between ClickSoftware Europe Limited and
                 Polycom (United Kingdom) Limited related to premises in Slough, the United Kingdom
10.29            Gross Lease Agreement between ClickSoftware Inc. and Corporate
                 Drive Corporation related to premises in Burlington, Massachussets
10.30            Summary of Material Terms of the Lease Agreement (in Hebrew) by
                 and among ClickSoftware Technologies Ltd., Aradin Ltd., Larga
                 Ltd., T.N.R properties Ltd. and Eligar Ltd. related to premises in Tel Aviv, Israel
21.1             Subsidiaries of the Registrant
23.1             Consent of Brightman Almagor & Co., member of Deloitte Touche
                 Tohmatsu
31.1             Certification of the Chief Executive Officer pursuant to Rule
                 13a-14(a) under the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2             Certification of the Chief Financial Officer pursuant to Rule
                 13a-14(a) under the Securities Exchange act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1             Certification of the Chief Executive Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2             Certification of the Chief Financial Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's report on Form 10-Q filed with the SEC on August 13, 2003.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (file no. 333-30274), as amended.
(3) Incorporated by reference to the Registrant's definitive proxy statement filed with the SEC on August 6, 2001.
(4) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on March 24, 2003.
(5) Incorporated by reference to the Registrants definitive proxy statement filed with the SEC on April 30, 2003.
(6) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on March 22, 2004.
(7) Incorporated by reference to the Registrant's report on Form 10-Q filed with the SEC on August 11, 2004.

--------------------------------------------------------------------------------
10-K ClickSoftware Technologies Ltd.                                      Page 1